Form 10-Q
period 1996-06-30
PRECISION RESPONSE CORP
filed 1996-08-19
CIK 1013058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   __________
                                   FORM 10-Q

(Mark One)

 X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ----                  OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

                TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
- ----                   OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER:  0-20941

                         PRECISION RESPONSE CORPORATION
             (Exact name of registrant as specified in its charter)


                   FLORIDA                           59-2194806
         (State or  other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                             1505 N.W. 167TH STREET
                             MIAMI, FLORIDA  33169
                    (Address of principal executive offices)

                                 (305) 626-4600
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                   Yes                          No    X
                        -----                       -----

        As of August 14, 1996, there were 20,000,000 shares of the Registrant's Common Stock outstanding.


    This Form 10-Q consists of 40 pages, including exhibits.
    The  Exhibit Index is on page 14.

                         PRECISION RESPONSE CORPORATION


                                     INDEX



                                                                                                    Page No.
                                                                                                    --------
                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         Condensed Balance Sheets
                December 31, 1995, June 30, 1996 (unaudited) and
                Pro Forma June 30, 1996 (unaudited).........................................            3

         Condensed Statements of Income (unaudited)
                For the Three and Six Months Ended June 30, 1995 and 1996...................            4

         Condensed Statements of Cash Flows (unaudited)
                For the Six Months Ended June 30, 1995 and 1996.............................            5

         Notes to Condensed Financial Statements............................................            6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..............................................................            8


                         PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K...................................................            12

         Signatures.........................................................................            13

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM I. CONDENSED FINANCIAL STATEMENTS

                         PRECISION RESPONSE CORPORATION

                            CONDENSED BALANCE SHEETS



                                                                                                           PRO FORMA
                                                                                                            JUNE 30,
                                                                     DECEMBER 31,       JUNE 30,              1996
                                                                         1995             1996              (NOTE 3)
                                                                     ------------     --------------       -----------
                                                                                       (UNAUDITED)         (UNAUDITED)
                                      ASSETS
Current assets:
 Cash and cash equivalents.........................................  $    266,794     $           --       $        --
 Accounts receivable, net..........................................     6,616,844         20,423,504        20,423,504
 Prepaid expenses and other current assets.........................       454,867            722,628           722,628
                                                                     ------------     --------------       -----------
        Total current assets.......................................     7,338,505         21,146,132        21,146,132
Property and equipment, net........................................     5,283,832         13,690,953        13,690,953
Other assets.......................................................        90,925            800,032           800,032
                                                                     ------------     --------------       -----------
        Total assets...............................................  $ 12,713,262     $   35,637,117       $35,637,117
                                                                     ============     ==============       ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term obligations.......................  $  1,181,846     $    1,818,673       $ 1,818,673
 Accounts payable..................................................     2,130,808          7,323,518         7,323,518
 Accrued compensation expenses.....................................     1,326,960          2,389,536         2,389,536
 Other accrued expenses............................................       777,104          2,081,308         2,081,308
 Customer deposits and other.......................................       556,388            977,793           977,793
 Distribution payable to shareholders..............................            --                 --         4,819,558
                                                                     ------------    ----------------     -------------
        Total current liabilities..................................     5,973,106         14,590,828        19,410,386
 Revolving credit loan.............................................     2,995,593          9,577,082         9,577,082
 Long-term obligations, less current maturities....................       928,542          5,959,276         5,959,276
 Deferred income taxes.............................................            --                 --            90,000
                                                                     ------------    ---------------     -------------
        Total liabilities..........................................     9,897,241         30,127,186        35,036,744
                                                                     ------------    ---------------     -------------
 Shareholders' equity:
 Common stock, $0.01 par value;
        100,000,000 shares authorized,
        16,400,000 issued and outstanding..........................       164,000            164,000           164,000
 Additional paid-in capital........................................        72,095             72,095            72,095
 Retained earnings.................................................     2,786,996          5,697,278           364,278
 Due from shareholders, net........................................      (207,070)          (423,442)               --
                                                                     ------------    ---------------     -------------
        Total shareholders' equity.................................     2,816,021          5,509,931           600,373
                                                                     ------------    ---------------     -------------
        Total liabilities and shareholders' equity.................  $ 12,713,262    $    35,637,117     $  35,637,117
                                                                     ============    ===============     =============

   The accompanying notes are an integral part of these financial statements.

                         PRECISION RESPONSE CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                             FOR THE                        FOR THE
                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30,                       JUNE 30,
                                                                 -------------------------------  ---------------------------
                                                                      1995             1996            1995           1996
                                                                 --------------  ---------------  --------------  -----------
Revenues                                                         $    8,112,383  $    21,958,203  $   14,022,207  $33,607,014
                                                                 --------------  ---------------  --------------  -----------
Operating expenses:
 Cost of services..........................................           4,843,610       13,651,135       8,308,962   20,770,992
 Preoperating costs........................................                  --          685,777              --      859,889
 Selling, general and administrative expenses..............           2,342,968        5,200,602       4,255,822    8,665,285
                                                                 --------------  ---------------  --------------  -----------
          Total operating expenses.........................           7,186,578       19,537,514      12,564,784   30,296,166
                                                                 --------------  ---------------  --------------  -----------
Operating income...........................................             925,805        2,420,689       1,457,423    3,310,848
Interest expense...........................................              94,384          264,131         174,935      400,566
                                                                 --------------  ---------------  --------------  -----------
Net income.................................................      $      831,421  $     2,156,558  $    1,282,488  $ 2,910,282
                                                                 ==============  ===============  ==============  ===========
Pro Forma Data
(Note 3):
Net income per above.......................................      $      831,421  $     2,156,558  $    1,282,488  $ 2,910,282
Pro forma provision for income taxes
 relating to S Corporation.................................             361,364          857,680         545,290    1,169,933
                                                                 --------------  ---------------  --------------  -----------
Pro forma net income.......................................      $      470,057  $     1,298,878  $      737,198  $ 1,740,349
                                                                 ==============  ===============  ==============  ===========
Pro forma net income per common share......................                      $           .08                  $       .11
                                                                                 ===============                  ===========
Weighted average number of common
 shares outstanding........................................                           16,527,061                   16,527,061
                                                                                 ===============                  ===========

   The accompanying notes are an integral part of these financial statements.

                         PRECISION RESPONSE CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                     FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,
                                                                 --------------------------
                                                                     1995          1996
                                                                 ------------  ------------
Cash flows from operating activities:
 Net income..............................................        $ 1,282,488   $ 2,910,282
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
 Depreciation and amortization...........................            535,784       759,517
Changes in operating assets and  liabilities:
 Accounts receivable.....................................         (2,674,821)  (13,806,660)
 Prepaid expenses and other current assets...............            300,949      (267,761)
 Other assets............................................             15,252       (81,156)
 Accounts payable........................................            437,689     5,192,710
 Accrued compensation expenses...........................            370,418     1,062,576
 Other accrued expenses..................................            378,103       918,198
 Customer deposits and other.............................             59,649       421,405
                                                                 -----------   -----------
   Net cash provided by (used in)
    operating activities.................................            705,511    (2,890,889)
                                                                 -----------   -----------
Cash flows from investing activities:
 Purchase of property and equipment......................           (814,476)   (2,837,756)
                                                                 -----------   -----------
   Net cash used in investing activities.................           (814,476)   (2,837,756)
                                                                 -----------   -----------
Cash flows from financing activities:
 Proceeds from revolving credit loan.....................            175,593     6,581,489
 Prepaid IPO costs.......................................                 --      (241,945)
 Payments on long-term obligations.......................           (536,448)     (661,321)
 Net advances to shareholders............................            (30,314)     (216,372)
                                                                 -----------   -----------
  Net cash provided by (used in)
   financing activities..................................           (391,169)    5,461,851
                                                                 -----------   -----------
Net decrease in cash and cash
  equivalents............................................           (500,134)     (266,794)
Cash and cash equivalents at beginning of
  period.................................................            787,609       266,794
                                                                 -----------   -----------
Cash and cash equivalents at end of period...............        $   287,475   $        --
                                                                 ===========   ===========

Supplemental cash flow information:
 Cash paid for interest..................................        $   174,935   $   400,566
                                                                 ===========   ===========
Supplemental schedule of noncash investing
 and financing activities:
Installment loans and capital lease
  obligations............................................        $   629,184   $ 6,328,882
                                                                 ===========   ===========
 Accrued IPO costs.......................................        $        --   $   386,006
                                                                 ============  ===========

   The accompanying notes are an integral part of these financial statements.

                         PRECISION RESPONSE CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  OPERATIONS AND ORGANIZATION

    Precision Response Corporation (the "Company" or "PRC") is a full-service provider of telephone-based marketing and customer service solutions on an outsourced basis to large corporations.

2.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed balance sheet at December 31, 1995 has been derived from the audited financial statements of the Company at that date. Operating results for the quarter ended June 30, 1996, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996. For additional information, refer to financial statements and footnotes thereto included in Amendment No. 4 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 11, 1996, which financial statements and footnotes should be read in conjunction with this report.

3.  PRO FORMA DISCLOSURES

     Pro Forma Income Taxes. Prior to the initial public offering of shares of the Company's common stock completed on July 22, 1996 as described in Note 4 (the "Initial Public Offering"), the Company had elected to be treated for Federal and Florida income tax purposes as an S corporation under the Internal Revenue Code. As a result, earnings of the Company were taxed for Federal and Florida income tax purposes directly to the shareholders of the Company, rather than to the Company. The pro forma data in the statements of income for all periods includes a provision for Federal and state income taxes as if the Company were subject to Federal and Florida corporate income taxes as a C Corporation for all periods. This pro forma provision is computed using a combined Federal and state tax rate of 37.6%. In connection with the Initial Public Offering the Company was converted from an S corporation to a C Corporation. Upon termination of the S corporation election, deferred income taxes reflecting the tax effect of temporary differences between the Company's financial statements and the tax bases of certain assets and liabilities became a net liability of the Company and will be reflected on the balance sheet with a corresponding nonrecurring expense in the statement of income for the first calendar quarter following the Initial Public Offering. Deferred taxes relate primarily to accounts receivable, accrued expenses and property and equipment. The amount of such deferred tax liability computed using the asset and liability method of accounting for deferred income taxes approximated $90,000 at June 30, 1996.

     Prior to consummation of the Initial Public Offering, the Company's Board of Directors declared a cash dividend payable to the then current shareholders of the Company (the "Dividend") of $5,243,000. The Dividend was equal to the Company's estimate of its cumulative taxable income prior to the conversion to a C corporation to the extent such taxable income had not previously been distributed. The Dividend is subject to adjustment based upon actual cumulative taxable income as finally determined.

     The pro forma data in the Balance Sheets provides information as if the Company had terminated its S corporation election, declared the Dividend and recorded the deferred income tax liability as of June 30, 1996. The Dividend amount of $5,243,000 has been reflected as a distribution payable to shareholders in the amount of $4,819,558 net of a repayment by shareholders of $423,442 due to the Company. The pro forma data does not give effect to the receipt of any proceeds from the Initial Public Offering or earnings from July 1, 1996 through the date of termination of the S corporation election.

     Pro Forma Net Income Per Share. Pro forma net income per share amounts have been computed based upon the weighted average number of common shares outstanding during each period after retroactive adjustment for a 127,350-for-1 stock split effected on May 31, 1996, and a 1.287789556-for-1 stock split effected on June 20, 1996, each effected by way of a share dividend, and gives effect, as required by generally accepted accounting principles, to the increase in the number of shares which, when multiplied by the Initial Public Offering price of $14.50 per share, would have been sufficient to replace the amount of the Dividend in excess of earnings for the twelve months ended June 30, 1996.

4. SUBSEQUENT EVENTS

     On July 22, 1996, the Company and certain selling shareholders completed the Initial Public Offering of 4,600,000 shares at a price of $14.50 per share. Of the 4,600,000 shares, 3,600,000 were sold by the Company. The net proceeds to the Company from the offering were approximately $47.7 million, after commissions and related expenses. A portion of the proceeds were used to repay the outstanding balance of $12.8 million on the Company's revolving credit facility, and various installment loans totaling $960,000, and to pay the Dividend. The balance of the net proceeds will be used for general corporate purposes, including call center expansion and working capital.

     Supplemental pro forma net income per share for each of the three and six month periods ended June 30, 1996, after giving effect to the use of a portion of the net proceeds of the Initial Public Offering to repay the Company's bank borrowings at January 1, 1995, is substantially equivalent to the pro forma net income per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table sets forth statement of income data as a percentage of revenues for the periods indicated.


                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    JUNE 30,             JUNE 30,
                                                1995       1996       1995      1996
                                              ---------  ---------  --------  --------
Revenues....................................     100.0%     100.0%    100.0%    100.0%
Cost of services............................      59.7        62.2      59.3      61.8
Preoperating costs..........................        --         3.1        --       2.6
Selling, general and administrative expenses      28.9        23.7      30.4      25.8
                                              --------   ---------  --------  --------
Operating income............................      11.4        11.0      10.3       9.8
Interest expense............................       1.2         1.2       1.2       1.2
                                              --------   ---------  --------  --------
Net income as reported (1)..................      10.2         9.8       9.1       8.6
Pro forma provision for income taxes (1)....       4.4         3.9       3.9       3.5
                                              --------   ---------  --------  --------
Pro forma net income (1)....................       5.8         5.9       5.2       5.1
                                              ========   =========  ========  ========

- ---------------------

(1) Prior to the Initial Public Offering, the Company was an S corporation and not subject to Federal and Florida corporate income taxes. The statement of income data reflects a pro forma provision for income taxes as if the Company were subject to Federal and Florida corporate income taxes for all periods. This pro forma provision for income taxes is computed using a combined Federal and state tax rate of 37.6%. See Note 3 of Notes to Condensed Financial Statements.


     Revenues. Revenues increased $13.9 million, or 170.7%, to $22.0 million for the three months ended June 30, 1996 from $8.1 million for the comparable period of 1995. Teleservicing activities, principally inbound services, accounted for the majority of the change with an increase in revenues of $9.7 million, or 165.1%, to $15.6 million for the three months ended June 30, 1996 from $5.9 million for the comparable period of 1995. For the six months ended June 30, 1996, revenues increased $19.6 million, or 139.7%, to $33.6 million from $14.0 million for the comparable period of 1995. Teleservicing activities, principally inbound services, accounted for the majority of the change with an increase in revenues of $14.3 million, or 152.7%, to $23.6 million for the six months ended June 30, 1996 from $9.3 million for the comparable period of 1995. The teleservicing growth was primarily a result of the addition of several new programs for existing clients, principally in the telecommunications industry. Revenues for information services in conjunction with teleservicing activities increased $3.8 million, or 360.4%, to $4.9 million for the three months ended June 30, 1996 from $1.1 million for the comparable period of 1995. For the six months ended June 30, 1996, revenues for information services in conjunction with teleservicing activities increased $4.5 million, or 184.6%, to $6.9 million from $2.4 million for the comparable period of 1995. Information services include the design, development and implementation of software applications for use in a particular client program and the integration of the Company's systems with those of its clients. The large increase in information services revenues resulted primarily from increased development of systems for use in present and future client programs.

     Cost of Services. Cost of services represents labor and telephone expenses directly related to revenue generating activities as well as each department's management salaries and equipment depreciation. Cost of services increased to $13.7 million for the three months ended June 30, 1996 from $4.8 million for the comparable period of 1995, an increase of $8.9 million, or 181.8%. For the six months ended June 30, 1996, cost of services increased to $20.8 million from $8.3 million for the comparable period of 1995, an increase of $12.5 million, or 150.0%. The increase in cost of services resulted primarily from the addition of new employees to staff expanded operations, and
increased telecommunications costs related to new teleservicing programs.   As
a percentage of revenues, cost of services increased to 62.2% for the second three months of 1996 from 59.7% for the comparable period of 1995. Cost of services increased to 61.8% of revenues for the six months ended June 30, 1996 from 59.3% for the comparable period of 1995. The increase in cost of services as a percentage of revenue was attributable primarily to volume pricing for large teleservicing programs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the cost of central services the Company provides to support and manage its departmental activities, including senior management, facilities expenses (including operating leases), and other support functions such as sales and marketing, human resources and accounting.
Selling, general and administrative expenses increased $2.9 million, or 122.0%, to $5.2 million for the three months ended June 30, 1996 from $2.3 million for the comparable period of 1995. For the six months ended June 30, 1996, selling, general and administrative expenses increased $4.4 million, or 103.6%, to $8.7 million from $4.3 million for the comparable period of 1995. The increase in selling, general and administrative expenses resulted primarily from increased salary and operating lease expenses necessary to support the Company's growth, as well as increased commission expenses related to the increase in revenue.
As a percentage of revenues, selling, general and administrative expenses decreased to 23.7% for the second three months of 1996 from 28.9% for the comparable period of 1995. These expenses decreased to 25.8% of revenues for the six months ended June 30, 1996 from 30.4% for the comparable period of 1995. The percentage decrease in selling, general and administrative expenses was directly attributable to the Company's overhead burden being absorbed by an increased base of revenue.

     Preoperating Costs. Preoperating costs include certain incremental costs incurred at a facility prior to the commencement of operations to which they relate, including rent, new-hire salaries and expenses for utilities, equipment leases and security. The costs incurred in the three and six months ended June 30, 1996 primarily relate to the opening of two call centers totalling 610 workstations in April 1996, and a 500 workstation call center at the end of June 1996.

     Interest Expense. Interest expense increased to $264,000, or 1.2% of revenues, for the second quarter of 1996 from $94,000, or 1.2% of revenues, for the comparable period of 1995. Interest expense increased to $401,000, or 1.2% of revenues, for the six months ended June 30, 1996 from $175,000, or 1.2% of revenues, for the comparable period of 1995. This increase reflected higher average outstanding borrowings, which were used to finance working capital needs, to open new facilities and to purchase related equipment, partially offset by lower interest rates on credit facility borrowings.

     Pro Forma Net Income. Pro forma net income increased 176.3% to $1.3 million, or 5.9% of revenues, for the three months ended June 30, 1996 compared to pro forma net income of $470,000, or 5.8% of revenues, for the comparable period of 1995. Pro forma net income increased 136.1% to $1.7 million, or 5.1% of revenues, for the six months ended June 30, 1996 compared to pro forma net income of $737,000, or

5.2% of revenues, for the comparable period of 1995. Pro forma net income includes a provision for Federal and state income taxes. See Note 3 of Notes to Condensed Financial Statements.


QUARTERLY RESULTS

     The Company has experienced and expects to continue to experience quarterly variations in revenues and operating income principally as a result of the timing of clients' marketing campaigns and customer service programs, the commencement of new contracts, changes in the Company's revenue mix among its various service offerings, construction and start-up of new call centers and the timing of additional selling, general and administrative expenses to acquire and support such new business. While the effects of seasonality on PRC's business often are obscured by the addition of new clients and growing revenues, the Company's business tends to be slower in the first and third quarters of its fiscal year because client marketing and customer service programs are typically slower in the post-holiday and summer months.


LIQUIDITY AND CAPITAL RESOURCES

     In May 1996, the Company entered into a new three-year, $15 million revolving credit facility under which the Company may borrow up to 85% of eligible accounts receivable. The credit facility is primarily collateralized by accounts receivable. The Company is required to maintain certain financial covenants, including minimum tangible net worth and earnings, to limit capital expenditures to no more than $11 million per year and to limit additional indebtedness. The Company has requested, and expects to obtain, less restrictive covenants. As a result, the Company does not believe the financial covenants will restrain its ability to grow. The Company is also restricted from paying dividends except for tax distributions to its shareholders in connection with S corporation earnings and distributions in connection with the termination of its S corporation status. As described in Note 4 of the Notes to Condensed Financial Statements, all amounts outstanding under the revolving credit facility were repaid with a portion of the proceeds received by the Company in the Initial Public Offering.

     Capital expenditures, including capital lease financings, were $9.2 million for the six months ended June 30, 1996, primarily related to call center expansion. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of PRC's operations.

     The Company believes that funds generated from operations, the net proceeds of the Initial Public Offering completed on July 22, 1996, availability under its revolving credit facility and lease and other available financing will be sufficient to finance its current and anticipated operations and planned capital expenditures at least through 1997. The Company's long term capital requirements beyond 1997 will depend on many factors, including, but not limited to, the rate at which the Company expands its business.

     The following table sets forth certain information from the Company's statement of cash flows for the periods indicated.


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                           (IN THOUSANDS)
                                                                         1995        1996
                                                                        ------      ------
Net cash provided by (used in) operating activities................      706        (2,891)
Net cash used in investing activities..............................     (814)       (2,838)
Net cash provided by (used in) financing activities................     (391)        5,462

     Cash used in operating activities was $2.9 million for the six months ended June 30, 1996. Cash provided by operating activities was $706,000 in the comparable period of 1995. The decrease in cash from operations was principally related to an increase in accounts receivable resulting from an increase in revenues over the same period.

     Cash used in investing activities for the six months ended June 30, 1996 was $2.8 million, compared to $814,000 in the comparable period of 1995. The increase in investing activities primarily relates to the purchase of telecommunications equipment, computers and leasehold improvements in connection with call center expansion.

     Cash provided by financing activities for the six months ended June 30, 1996 was $5.5 million. Cash used in financing activities was $391,000 for the comparable period of 1995. The increase in financing activities relates primarily to revolving credit facility borrowings to fund working capital and capital expenditure requirements.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    --------

Exhibit Number                            Description
- --------------  ------------------------------------------------------------
      3.2       Bylaws of Precision Response Corporation, as amended on July
                23, 1996
     27.1       Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K
     -------------------

The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  August 19 , 1996


                            PRECISION RESPONSE CORPORATION
                            (Registrant)




                            By:  /s/  Mark J. Gordon
                            -------------------------------------------------
                            Mark J. Gordon
                            Chairman of the Board and Chief Executive Officer (Principal Executive Officer)




                            By:  /s/  Joseph E. Gillis
                            -------------------------------------------------
                            Joseph  E. Gillis
                            Chief Financial Officer and Treasurer
                            (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


                                                                                        Sequentially
Exhibit Number                                                                         Numbered   Page
- --------------                                                                         ---------------
      3.2       Bylaws of Precision Response Corporation, as amended on July 23, 1996        15
     27.1       Financial Data Schedule (for SEC use only)                                   40