Form 10-Q
period 1996-09-30
PRECISION RESPONSE CORP
filed 1996-11-14
CIK 1013058

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   ---------
                                   FORM 10-Q
                                   ---------
(Mark One)

 X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR
--               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended SEPTEMBER 30, 1996

                                       OR

----           TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                          Yes  X                   No
                              ---                     ---

    As of November 14, 1996, there were 20,000,000 shares of the Registrant's Common Stock outstanding.


    This Form 10-Q consists of 66 pages, including exhibits.
    The Exhibit Index is on page 18.

===============================================================================

                         PRECISION RESPONSE CORPORATION

                                     INDEX

                                                                          Page No.
                                                                          --------
                         PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         Condensed Balance Sheets
             December 31, 1995 and September 30, 1996 (Unaudited)............    3

         Condensed Statements of Operations (Unaudited)
             For the Three and Nine Months Ended September 30, 1995 and 1996     4

         Condensed Statements of Cash Flows (Unaudited)
             For the Nine Months Ended September 30, 1995 and 1996...........    5

         Notes to Condensed Financial Statements.............................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................   11


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................   16

         SIGNATURES..........................................................   17

PART I.  FINANCIAL INFORMATION

ITEM I. CONDENSED FINANCIAL STATEMENTS

                         PRECISION RESPONSE CORPORATION

                            CONDENSED BALANCE SHEETS


                                                            DECEMBER 31,     SEPTEMBER 30,
                                                                1995             1996
                                                            ------------     -------------
                                                                              (UNAUDITED)
                       ASSETS
Current assets:
Cash and cash equivalents............................       $   266,794       $10,945,621
Accounts receivable, net of allowance of $60,000
    and $1,104,000, respectively.....................         6,616,844        33,760,896
Prepaid expenses and other current assets............           454,867         2,506,311
Deferred income taxes................................                --           399,247
                                                            -----------       -----------
    Total current assets.............................         7,338,505        47,612,075
Property and equipment, net..........................         5,283,832        26,379,509
Other assets.........................................            90,925         2,342,478
                                                            -----------       -----------
    Total assets.....................................       $12,713,262       $76,334,062
                                                            ===========       ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term obligations.........       $ 1,181,846       $ 1,643,565
 Accounts payable....................................         2,130,808        12,002,592
 Accrued compensation expenses.......................         1,326,960         1,987,203
 Income taxes payable................................                --           498,643
 Other accrued expenses..............................           777,104         1,929,694
 Customer deposits and other.........................           556,388         1,062,649
                                                            -----------       -----------
    Total current liabilities........................         5,973,106        19,124,346
Revolving credit loan................................         2,995,593                --
Long-term obligations, less current maturities.......           928,542         5,749,468
Deferred income taxes................................                --         1,107,167
                                                            -----------       -----------
    Total liabilities................................         9,897,241        25,980,981
                                                            -----------       -----------
Shareholders' equity:
  Common stock, $0.01 par value;
    100,000,000 shares authorized,
    20,000,000 shares issued and outstanding.........           164,000           200,000
Additional paid-in capital...........................            72,095        47,715,314
Retained earnings....................................         2,786,996         2,681,196
Unearned compensation................................                --          (243,429)
Due from shareholders, net...........................          (207,070)               --
                                                            -----------       -----------
    Total shareholders' equity.......................         2,816,021        50,353,081
                                                            -----------       -----------
    Total liabilities and shareholders' equity.......       $12,713,262       $76,334,062
                                                            ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         PRECISION RESPONSE CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                   FOR THE                         FOR THE
                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ----------------------------      ----------------------------
                                                        1995              1996            1995             1996
                                                        ----              ----            ----             ----
Revenues                                              $6,416,466       $29,984,793      $20,438,673      $63,591,807
                                                      ----------       -----------      -----------      -----------
Operating expenses:
 Cost of services..............................        4,310,771        20,249,874       12,619,733       41,020,866
 Preoperating costs............................           75,683           187,539           75,683        1,047,428
 Selling, general and administrative expenses..        2,231,771         5,954,115        6,487,593       14,619,400
                                                      ----------       -----------      -----------      -----------
   Total operating expenses....................        6,618,225        26,391,528       19,183,009       56,687,694
                                                      ----------       -----------      -----------      -----------

   Operating income (loss).....................         (201,759)        3,593,265        1,255,664        6,904,113
Interest income................................            5,704           222,940           19,650          222,940
Interest expense...............................          (98,221)         (382,871)        (287,102)        (783,437)
                                                      ----------       -----------      -----------      -----------
   Income (loss) before income taxes...........         (294,276)        3,433,334          988,212        6,343,616
Income taxes...................................               --         1,206,563               --        1,206,563
                                                      ----------       -----------      -----------      -----------
   Net income (loss)...........................       $ (294,276)        2,226,771          988,212        5,137,053
Pro Forma Data                                        ==========       ===========      ===========       ==========

(Note 4):

Income (loss) before pro forma income taxes....       $ (294,276)      $ 3,433,334      $   988,212      $ 6,343,616
Pro forma provision (benefit) for income taxes
  relating to S Corporation....................         (125,067)        1,373,333          420,223        2,543,266
                                                      ----------       -----------      -----------      -----------
Pro forma net income (loss)....................       $ (169,209)      $ 2,060,001      $   567,989      $ 3,800,350
                                                      ==========       ===========      ===========      ===========
Pro forma net income per common share..........                        $      0.11                       $      0.22
                                                                       ===========                       ===========
Weighted average number of common
  shares outstanding...........................                         19,245,013                        17,439,658
                                                                       ===========                       ===========


   The accompanying notes are an integral part of these financial statements.

                         PRECISION RESPONSE CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                       1995                1996
                                                                   ------------       ------------
Cash flows from operating activities:
 Net income..................................................       $  988,212        $  5,137,053
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities
  Depreciation and amortization.............................           831,043           1,829,701
  Provision for bad debt and sales allowance................           228,000             875,000
  Deferred income tax expense...............................                --             707,920
  Amortization of unearned compensation.....................                --              60,861
 Changes in operating assets and liabilities:
  Accounts receivable.......................................        (2,385,749)        (28,019,052)
  Prepaid expenses and other current assets.................            88,137          (2,051,444)
  Other assets..............................................            (6,048)           (514,934)
  Accounts payable..........................................           208,857           9,871,784
  Accrued compensation  expenses............................           443,752             660,243
  Income taxes payable......................................                --             498,643
  Other accrued expenses....................................            61,287           1,152,588
  Customer deposits and other...............................           342,137             506,263
                                                                    ----------        ------------
    Net cash provided by (used in) operating activities.....           799,628          (9,285,374)
                                                                    ----------        ------------
Cash flows from investing activities:
 Purchase of property and equipment.........................        (1,024,229)        (15,145,494)
 Software development costs.................................                --          (1,736,619)
                                                                    ----------        ------------
    Net cash used in investing activities...................        (1,024,229)        (16,882,113)
                                                                    ----------        ------------
Cash flows from financing activities:
 Proceeds from revolving credit loan........................         2,575,593          25,595,424
 Payments on revolving credit loan..........................        (1,500,000)        (28,591,017)
 Payments on long-term obligations..........................          (782,057)         (2,497,239)
 Proceeds from issuance of common stock.....................                --          47,374,929
 Dividends paid.............................................                --          (5,242,853)
 Net payments from (advances to) shareholders...............           (83,955)            207,070
                                                                    ----------        ------------
    Net cash provided by financing activities...............           209,581          36,846,314
                                                                    ----------        ------------
Net increase (decrease) in cash and cash equivalents........           (15,020)         10,678,827
Cash and cash equivalents at beginning of period............           787,609             266,794
                                                                    ----------        ------------
Cash and cash equivalents at end of period..................        $  772,589        $ 10,945,621
                                                                    ==========        ============
Supplemental cash flow information:
 Cash paid for interest.....................................        $  253,900        $    783,437
                                                                    ==========        ============
Supplemental schedule of noncash investing
 and financing activities:
 Installment loans and capital lease obligations............        $  851,940        $  7,779,884
                                                                    ==========        ============


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

2.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed balance sheet at December 31, 1995 has been derived from the audited financial statements of the Company at that date. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996. For additional information, refer to financial statements and footnotes thereto included in Amendment No. 4 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 16, 1996, which financial statements and footnotes should be read in conjunction with this report.

3.  INITIAL PUBLIC OFFERING

     On July 22, 1996, the Company completed an initial public offering of its common stock. The Company sold 3,600,000 shares of common stock at an offering price $14.50 per share. Total proceeds after deducting $4,825,000 in estimated costs associated with the offering were $47,375,000.

4.  PRO FORMA DISCLOSURES

     Pro Forma Income Taxes. Prior to the initial public offering, the Company had elected to be treated for Federal and Florida income tax purposes as an S corporation under provisions of the Internal Revenue Code. As a result, earnings of the Company were taxed for Federal and Florida income tax purposes directly to the shareholders of the Company, rather than to the Company. The pro forma data in the statements of operations for all periods includes a provision for Federal and state income taxes as if the Company were subject to Federal and Florida corporate income taxes as a C Corporation for all periods. This pro forma provision is computed using a combined Federal and state tax rate of 37.6%.

     In connection with the initial public offering the Company converted from an S corporation to a C Corporation and adopted the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Upon termination of the S corporation election, deferred income taxes, in the amount of $90,000, reflecting the tax effect of temporary differences between the Company's financial statements and the tax bases of certain assets and liabilities, became a net liability of the Company with a corresponding nonrecurring expense in the statement of operations for the quarter ended September 30, 1996 (see Note 8). Deferred taxes relate primarily to accounts receivable, accrued expenses and property and equipment.

     Prior to consummation of the initial public offering, the Company's Board of Directors declared a cash dividend payable to the then current shareholders of the Company (the "Dividend") of approximately $5,243,000. The Dividend was equal to the Company's estimate of its cumulative taxable income prior to the conversion to a C corporation to the extent such taxable income had not previously been distributed. The Dividend is subject to adjustment based upon actual cumulative taxable income as finally determined.



     Pro Forma Net Income Per Share. Pro forma net income per share amounts have been computed based upon the weighted average number of common shares outstanding during each period after retroactive adjustment for a 127,350-for-1 stock split effected on May 31, 1996, and a 1.287789556-for-1 stock split effected on June 20, 1996, each effected by way of a share dividend, and gives effect through July 22, 1996 (completion date of the initial public offering) as required by generally accepted accounting principles, to the increase in the number of shares which, when multiplied by the initial public offering price of $14.50 per share, would have been sufficient to replace the amount of the Dividend in excess of earnings for the twelve months ended June 30, 1996.

5.  PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                                    DECEMBER 31,  SEPTEMBER 30,
                                                   -------------  -------------
                                                       1995           1996
                                                   -------------  -------------
        Telecommunications equipment                $ 2,187,254    $ 9,310,179
        Production equipment                            707,014        739,432
        Computer equipment                            3,076,808     14,438,159
        Leasehold improvements                        1,463,913      4,002,886
        Furniture and fixtures                          985,778      2,876,260
        Automobiles                                     140,126        175,318
                                                    -----------    -----------
                                                      8,560,893     31,542,234
        Accumulated depreciation and amortization    (3,277,061)    (5,162,725)
                                                    -----------    -----------
                                                    $ 5,283,832    $26,379,509
                                                    ===========    ===========

6.  SOFTWARE DEVELOPMENT COSTS

     Certain software development costs are capitalized when incurred in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86). Capitalization of these software development costs begins when technological feasibility has been established and ends when the product is available for general use in the Company's teleservicing programs. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies.

     As of September 30, 1996, capitalized software development costs was approximately $1,736,000, all of which was incurred during the third quarter of 1996. Amortization is computed on an individual product basis using the straight-line method over the estimated economic life of the product. Currently, the Company is using an estimated economic life of three years for these capitalized software costs. Amortization of these costs will commence in the fourth quarter of 1996.

7.  REVOLVING CREDIT LOAN AGREEMENT

     On September 30, 1996, the Company's loan and security agreement was amended to increase capital expenditure limitations to $45 million for the year ending December 31, 1996, and $23 million for each year thereafter.

8.  INCOME TAXES

     The income tax provision for the Company for the three and nine months ended September 30, 1996 consisted of the following:


                                                      1996
                                                      ----
                 Current:
                       Federal                     $  425,773
                       State                           72,870
                                                   ----------
                                                      498,643
                                                   ----------
                 Deferred:
                       Federal                        604,450
                       State                          103,470
                                                   ----------
                                                      707,920
                                                   ----------
                 Provision for income taxes        $1,206,563
                                                   ==========

     The significant components of the net deferred tax liability at September 30, 1996 were as follows:


                 Deferred tax assets:
                  Accrued options                  $   23,700
                  Allowance for doubtful accounts      46,813
                  Sales allowance and reserves        328,734
                                                   ----------
                                                      399,247
                 Deferred tax liability:
                  Property and equipment           (1,107,167)
                                                   ----------
                 Net deferred tax liability        $ (707,920)
                                                   ==========

     The reconciliation between the statutory provision for income taxes and the actual provision for income taxes is as follows:




                                                   FOR THE                          FOR THE
                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                           -----------------------          -------------------------
                                            1995           1996               1995            1996
                                            ----           ----               ----            ----

Income tax at federal statutory rate       $(102,997)   $1,201,667          $345,874       $2,220,266
State income taxes net of federal benefit                  114,946                            114,946
Nondeductible expenses                                      37,958                             37,958
Deferred income taxes recorded due to
  change in tax status                                      90,000                             90,000
Income not subject to federal and state
  tax at the corporate level                 102,997      (238,008)         (345,874)      (1,256,607)
                                           ---------    ----------          --------       ----------

Provision for income taxes                 $       0    $1,206,563          $      0       $1,206,563
                                           =========    ==========          ========       ==========


9.  STOCK OPTIONS

     On July 16, 1996, an executive of the Company was granted an option to purchase 21,000 shares of Common Stock at an exercise price of $0.01 per share. The difference between the fair market value of the common stock and the exercise price, which amounted to $304,290, has been reflected as unearned compensation and is shown as a separate component of shareholders' equity. Amortization of unearned compensation expense is being recognized over a three-year vesting period and amounted to $60,861 for the quarter ended September 30, 1996.

     During the third quarter of 1996, the Company also granted options to purchase 540,500 shares of Common Stock of the 1,931,684 shares reserved for under the 1996 Incentive Stock Plan. These options were granted at the fair market value of the stock at the date of grant at prices ranging from $14.50 to $27.25 per share. No options were exercised during the third quarter of 1996 and, of such options granted, options covering 12,250 shares were canceled. Options to purchase 5,000 shares are currently exercisable, and outstanding options to purchase the remaining 523,250 shares become exercisable at varying times beginning in 1997.

     The Company measures compensation expense for its stock plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under this method, compensation expense is measured as the difference between the quoted market price of the stock and the amount to be paid for the stock.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which became effective January 1, 1996. Under the provisions of FAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. FAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

     As the Company expects to account for stock-based compensation using the intrinsic value method, FAS 123 will not have an impact on the Company's results of operations or financial position. The Company adopted FAS 123 during the third quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the effective and timely initiation and development of new client relationships, the maintaining of existing client relationships and programs (in particular, AT&T Corp.), the opening of new call centers in accordance with plans, the recruitment and retention of qualified personnel, the continued enhancement of telecommunications, computer and information technologies and operational and financial systems, the continued industry trends towards outsourcing of telephone-based marketing and customer service operations (particularly in the telecommunications, transportation, consumer products and food and beverage industries), changes in competition and the forms of direct sales and marketing techniques, general economic conditions, costs of telephone services, financing and leasing of equipment, changes in governmental rules and regulations applicable to the Company and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control and, in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data as a percentage of revenues for the periods indicated.


                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       --------------------   -----------------
                                                         1995         1996     1995       1996
                                                       --------      ------   ------     ------
Revenues............................................      100.0%      100.0%   100.0%     100.0%
Cost of services....................................       67.2        67.5     61.7       64.5
Preoperating costs..................................        1.2         0.6      0.4        1.6
Selling, general and administrative expenses.......        34.8        19.9     31.7       23.0
                                                          -----       -----    -----      -----
  Operating income (loss)...........................       (3.2)       12.0      6.2       10.9
Interest income.....................................        0.1         0.7      0.1        0.3
Interest expense....................................       (1.5)       (1.2)    (1.4)      (1.2)
                                                          -----       -----    -----      -----
  Income (loss) before income taxes.................       (4.6)       11.5      4.9       10.0

Income taxes........................................        --          4.0       --        1.9
                                                          -----       -----    -----      -----
  Net income (loss) (1).............................       (4.6)%       7.5%     4.9%       8.1%
                                                          =====       =====    =====      =====
Pro Forma Data:
 Income (loss) before pro forma income taxes........       (4.6)%      11.5%     4.9%      10.0%

 Pro forma provision (benefit) for income taxes (1).       (1.9)        4.6      2.1        4.0
                                                          -----       -----    -----      -----
 Pro forma net income  (loss) (1)...................       (2.7)%       6.9%     2.8%       6.0%
                                                          =====       =====    =====      =====

-----------------
(1) Prior to the initial public offering, the Company was an S corporation and not subject to Federal and Florida corporate income taxes. The statement of operations data reflects a pro forma provision for income taxes as if the Company were subject to Federal and Florida corporate income taxes for all periods. This pro forma provision for income taxes is computed using a combined Federal and state tax rate of 37.6%. See Note 4 of Notes to Condensed Financial Statements.



     Revenues.  Revenues increased $23.6 million, or 367.3%, to $30.0 million for the three months ended September 30, 1996 from $6.4 million for the comparable period of 1995. Teleservicing activities, principally inbound services, accounted for the majority of the change with an increase in revenues of $15.5 million, or 385.9% to $19.5 million for the three months ended September 30, 1996 from $4.0 million for the comparable period of 1995. For the nine months ended September 30, 1996, revenues increased $43.2 million, or 211.1%, to $63.6 million from $20.4 million for the comparable period of 1995. Teleservicing activities, principally inbound services, accounted for the majority of the change with an increase in revenues of $29.2 million, or 210.1% to $43.1 million for the nine months ended September 30, 1996 from $13.9 million for the comparable period of 1995. The teleservicing growth resulted primarily from the addition of several new programs for existing clients in the telecommunications industry, as well as the addition of new clients in the telecommunications equipment and transportation industries. Revenues for information services in conjunction with teleservicing activities increased $7.3 million, or 531.6%, to $8.6 million for the three months ended September 30, 1996 from $1.3 million for the comparable period of 1995. For the nine months ended September 30, 1996, revenues for information services in conjunction with teleservicing activities increased $11.7 million, or 310.0%, to $15.5 million from $3.8 million for the comparable period of 1995. Information services include the design, development and implementation of software applications for use in a particular client program and the integration of the Company's systems with those of its clients. The large increase in information services revenues resulted primarily from increased development of systems for use in client programs. Included in information services revenue was $5.4 million for the three months and $8.0 million for the nine months ended September 30, 1996 related to a special client project. This project was much larger in scope than the traditional services performed in connection with teleservicing activity and is not expected to recur.

     Cost of Services. Cost of services represents labor and telephone expenses directly related to revenue generating activities as well as each department's management salaries and equipment depreciation and amortization of capitalized software development costs. Cost of services increased to $20.2 million for the three months ended September 30, 1996 from $4.3 million for the comparable period of 1995, an increase of $15.9 million, or 369.8%. For the nine months ended September 30, 1996, cost of services increased to $41.0 million from $12.6 million for the comparable period of 1995, an increase of $28.4 million, or 225.1%. The increase in cost of services resulted primarily from the addition of new employees to staff expanded operations and increased
telecommunications  costs related to new teleservicing  programs.   As a
percentage of revenues, cost of services increased to 67.5% for the three months ended September 30, 1996 from 67.2% for the comparable period of 1995. Cost of services increased to 64.5% of revenues for the nine months ended September 30, 1996 from 61.7% for the comparable period of 1995. The increase in cost of services as a percentage of revenues was attributable primarily to volume pricing for large teleservicing programs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses represent the cost of central services the Company provides to support and manage its departmental activities, including senior management, facilities expenses (including operating leases), and other support functions such as sales and marketing, human resources and accounting.
Selling, general and administrative expenses increased $3.7 million, or 166.8%, to $5.9 million for the three months ended September 30, 1996 from $2.2 million for the comparable period of 1995. For the nine months ended September 30, 1996, selling, general and administrative expenses increased $8.1 million, or 125.3%, to $14.6 million from $6.5 million for the comparable period of 1995. The increase in selling, general and administrative expenses resulted primarily from costs associated with additional personnel and operating leases necessary to support the Company's growth, as well as increased commission expenses related to the increase in revenues. As a percentage of revenues, selling, general and administrative expenses decreased to 19.9% for the third quarter of 1996 from 34.8% for the comparable period of 1995.
These expenses decreased to 23.0% of revenues for the nine months ended September 30, 1996 from 31.7% for the comparable period of 1995. The percentage decrease in selling, general and administrative expenses was directly attributable to the Company's overhead burden being absorbed by an increased base of revenues.

    Preoperating Costs. Preoperating costs include certain incremental costs incurred at a facility prior to the commencement of operations, including rent, new-hire salaries and expenses for utilities, equipment leases and security. Preoperating costs increased to $188,000, or 0.6% of revenues, for the third quarter of 1996 from $76,000, or 1.2% of revenues, for the comparable period of 1995. Preoperating costs increased to $1,047,000, or 1.6% of revenues, for the nine months ended September 30, 1996 from $76,000, or 0.4% of revenues, for the comparable period of 1995. For the three month period ended September 30, 1996, these costs primarily relate to the opening of a 501 workstation call center at the end of September 1996. For the nine month period ended September 30, 1996, these costs primarily relate to the opening of five call centers totaling approximately 2,100 workstations.

     Interest Income. Interest income increased to $223,000, or 0.7% of revenues, for the third quarter of 1996 from $6,000, or 0.1% of revenues, for the comparable period of 1995. Interest income increased to $223,000, or 0.3% of revenues, for the nine months ended September 30, 1996 from $20,000, or 0.1% of revenues, for the comparable period of 1995. This increase resulted from the investment of a portion of the proceeds from the Company's initial public offering.

     Interest Expense. Interest expense increased to $383,000, or 1.2% of revenues, for the third quarter of 1996 from $98,000, or 1.5% of revenues, for the comparable period of 1995. Interest expense increased to $783,000, or 1.2% of revenues, for the nine months ended September 30, 1996 from $287,000, or 1.4% of revenues, for the comparable period of 1995. This increase reflected higher average outstanding borrowings, which were used to finance working capital needs, to open new facilities and to purchase related equipment, partially offset by lower interest rates on credit facility borrowings.

     Income Taxes. Prior to the initial public offering of the Company's common stock, the Company included its income and expenses with those of its shareholders for Federal and State income tax purposes (an S Corporation election). Accordingly, the statements of operations for the nine months ended September 30, 1995, and the period from January 1, 1996 through July 16, 1996 (included in the nine month period ended September 30, 1996) do not include a provision for Federal income taxes.

     Pro Forma Net Income. Pro forma net income increased to $2.1 million, or 6.9% of revenues, for the three months ended September 30, 1996 compared to pro forma net loss of $169,000 for the comparable period of 1995. Pro forma net income increased 569.1% to $3.8 million, or 6.0% of revenues, for the nine months ended September 30, 1996 compared to pro forma net income of $568,000, or 2.8% of revenues, for the comparable period of 1995. Pro forma net income includes a pro forma provision for Federal and state income taxes. See Note 4 of Notes to Condensed Financial Statements.

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


LIQUIDITY AND CAPITAL RESOURCES


     In May 1996, the Company entered into a new three-year, $15 million revolving credit facility under which the Company may borrow up to 85% of eligible accounts receivable. The credit facility is primarily collateralized by accounts receivable. The Company is required to maintain certain financial covenants, including minimum tangible net worth and earnings, to limit capital expenditures to no more than $45 million for 1996 and $23 million for 1997 and years thereafter and to limit additional indebtedness. The Company has requested, and expects to obtain, less restrictive covenants. The Company is also restricted from paying dividends except for tax distributions to its shareholders in connection with S corporation earnings and distributions in connection with the termination of its S corporation status. All amounts outstanding under the revolving credit facility were repaid with a portion of the proceeds received by the Company in the initial public offering.

     In connection with the initial public offering, the Company received net proceeds of approximately $47.4 million, $13.4 million of which was used to purchase and install machinery and equipment, $13.8 million to repay indebtedness, $5.2 million to pay the Dividend (see Note 4 of Notes to Condensed Financial Statements), and $4.3 million for working capital. The balance of $10.7 million of the proceeds will be used to support the Company's growth.

     Capital expenditures, including capital lease financings and capitalized software development costs (see Note 6 of Notes to Condensed Financial Statements), were $24.7 million for the nine months ended September 30, 1996, primarily related to the addition of five call centers totaling 2,100 workstations. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of PRC's operations.

     As a result of greater than anticipated growth, the Company is currently evaluating and expects to obtain additional equity and/or debt financing which it believes will be sufficient to finance its current and future operations and planned capital expenditures through 1997. The Company's long term capital requirements beyond 1997 will depend on many factors, including, but not limited to, the rate at which the Company expands its business.

     The following table sets forth certain information from the Company's statement of cash flows for the periods indicated.


                                                       NINE  MONTHS ENDED
                                                         SEPTEMBER 30,
                                                       -------------------
                                                         (IN THOUSANDS)
                                                         1995       1996
                                                         ----       ----
Net cash provided by (used in) operating activities.       800     (9,285)
Net cash used in investing activities...............    (1,024)   (16,882)
Net cash provided by (used in) financing activities.       210     36,846

     Cash used in operating activities was $9.3 million for the nine months ended September 30, 1996. Cash provided by operating activities was $800,000 in the comparable period of 1995. The decrease in cash from operations was principally related to the use of cash to finance accounts receivable relating to the significant growth in revenue.

     Cash used in investing activities for the nine months ended September 30, 1996 was $16.9 million, compared to $1.0 million in the comparable period of 1995. The increase in investing activities primarily relates to the purchase of telecommunications equipment, computers and leasehold improvements in connection with call center expansion. See Note 5 of Notes to Condensed Financial Statements.

     Cash provided by financing activities for the nine months ended September 30, 1996 was $36.8 million compared to $210,000 for the comparable period of 1995. The increase in cash provided by financing activities relates primarily to the net proceeds from the initial public offering which was used to fund working capital and capital expenditure requirements, to repay indebtedness and to pay the Dividend.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit Number                            Description
--------------  -------------------------------------------------------------
     10.1       First and Second Amendments to Loan and Security Agreement
                dated May 1, 1996, between Heller Financial, Inc. and the
                Company
     10.2       Employment Agreement with Paul M. O'Hara
     10.3       Independent Contractor Agreement, dated July 26, 1996, between
                Bernie Kosar, Jr. and the Company
     11.1       Statement Regarding Computation of Pro Forma Per Share Earnings
     27.1       Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  November  14, 1996


                                        PRECISION RESPONSE CORPORATION
                                        (Registrant)



                                        By:  /s/  Paul M. O'Hara
                                           --------------------------------
                                             Paul M. O'Hara
                                             Senior Vice President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial and Accounting
                                             Officer)

                                 EXHIBIT INDEX




                                                                                  Sequentially
Exhibit Number                                                                   Numbered Page
--------------                                                                   -------------
  10.1          First and Second Amendments to Loan and Security Agreement
                dated May 1, 1996, between Heller Financial, Inc. and the
                Company                                                                19
  10.2          Employment Agreement with Paul  M. O'Hara                              25
  10.3          Independent Contractor Agreement, dated July 26, 1996, between
                Bernie Kosar, Jr. and the Company                                      48
  11.1          Statement Regarding Computation of Pro Forma Per Share Earnings        65
  27.1          Financial Data Schedule (for SEC use only)                             66