Form 10-K405
period 1996-12-31
PRECISION RESPONSE CORP
filed 1997-03-31
CIK 1013058

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 1996

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                  For the transition period from ______ to ______

                         Commission file number: 0-20941

                         PRECISION RESPONSE CORPORATION
             (Exact name of Registrant as specified in its charter)

                  FLORIDA                                59-2194806
      (State or other jurisdiction of          (I.R.S. Employer Identification
       incorporation or organization)                       No.)

                  1505 N.W. 167TH STREET, MIAMI, FLORIDA 33169
               (Address of principal executive offices)(Zip code)

                                 (305) 626-4600
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         ON MARCH 21, 1997, THE REGISTRANT HAD 21,512,000 OUTSTANDING SHARES OF COMMON STOCK, $0.01 PAR VALUE, AND AT SUCH DATE THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $218,756,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

                                     INDEX


                                    PART I.

   ITEM NO.                                                                                                     PAGE
   --------                                                                                                     ----
      1.            Business                                                                                     3

      2.            Properties                                                                                  11

      3.            Legal Proceedings                                                                           12

      4.            Submission of Matters to a Vote of Security-Holders                                         12

                                                     PART II.

      5.            Market for the Registrant's Common Equity and Related Stockholder Matters                   13


      6.            Selected Financial Data                                                                     15

      7.            Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                                  16

      8.            Financial Statements and Supplementary Data                                                 24

      9.            Changes in and Disagreements With Accountants on Accounting and Financial
                    Disclosure                                                                                  24

                                                    PART III.

     10.            Directors and Executive Officers of the Registrant                                          24

     11.            Executive Compensation                                                                      24

     12.            Security Ownership of Certain Beneficial Owners and Management                              25

     13.            Certain Relationships and Related Transactions                                              25

                                                     PART IV.

     14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K                             25

                                     PART I.

ITEM     1. BUSINESS

GENERAL

         Precision Response Corporation ("PRC" or the "Company") was incorporated in 1982 as a fulfillment company and is currently a leading full-service provider of telephone-based customer service and marketing solutions on an outsourced basis to large corporations. Through the integration of its teleservicing, database marketing and management, and fulfillment capabilities, the Company is able to provide a "one-stop" solution to meet its clients' needs. The Company believes that its one-stop approach, combined with its sophisticated use of advanced technology, provides a distinct competitive advantage in attracting clients seeking to cost-effectively contact or service prospective and/or existing customers.

         Since 1993, the Company has focused primarily on attracting large corporate clients that have significant customer service needs, including database design and management and substantial ongoing teleservicing needs. Typically, the Company's customer service representatives are dedicated to a specific PRC client. The Company believes that the inbound (customer-initiated) segment of the teleservices industry possesses the greatest long-term growth potential and is, therefore, concentrating its efforts primarily on that industry niche. The Company's teleservicing activities principally involve inbound calls. In most cases, outbound (PRC-initiated) calls are made to existing customers of a PRC client or to respond to customer-initiated inquiries. In 1996, 81% if the Company's revenues from teleservicing activities were derived from inbound calls.

         PRC's revenues and operating income for 1996 were $97.6 million and $11.6 million, respectively, representing increases of 223% and 533%, respectively, compared to 1995. The Company currently operates 3,220 workstations in eight telephone call centers capable of handling up to 46 million calls per month. The Company anticipates that it will open two additional call centers with an aggregate workstation capacity of approximately 1,200 in late March and early April 1997.

         The Company is a Florida corporation and its principal executive office is located at 1505 N.W. 167th Street, Miami, Florida 33169.

RECENT DEVELOPMENTS

         Effective July 16, 1996 (the actual closing date was July 22, 1996), the Company and certain selling shareholders completed the initial public offering of 4,600,000 shares of common stock at an offering price of $14.50 per share (the "Initial Public Offering"). Of the 4,600,000 shares, 3,600,000 shares were sold by the Company. Net proceeds to the Company from the Initial Public Offering in the amount of $47.1 million, after deducting costs associated with the offering, were used to repay the outstanding balance of the Company's senior revolving credit facility, to retire other bank debt, to pay a distribution of S corporation earnings to the Company's current shareholders at that time and for general corporate purposes, including call center expansion and working capital. See Note 3 - Public Offerings of the notes to the Company's financial statements included elsewhere in this report (the "Notes to Financial Statements").

         Effective January 29, 1997 (the actual closing date was February 4,
1997), the Company and certain selling shareholders completed a second equity offering of 4,740,000 shares of common stock at an offering price of $35.125 per share (the "Second Equity Offering"). Of the 4,740,000 shares, 1,500,000 shares were sold by the Company. Proceeds to the Company from the Second Equity

Offering, after deducting commissions and related expenses, will be used for call center expansion, other capital expenditures necessary to support the Company's growth, working capital and other general corporate purposes. See Note 3 - Public Offerings of the Notes to Financial Statements.

         Prior to the Initial Public Offering, the Company elected for Federal and state income tax purposes to be treated as an S corporation under the Internal Revenue Code and comparable state tax laws. As a result, earnings of the Company were taxed for Federal and state income tax purposes directly to the shareholders of the Company, rather than to the Company. Immediately prior to the Initial Public Offering, the Company revoked its S corporation election and converted from an S corporation to a C corporation effective July 16, 1996. See
Note 2 - Summary of Significant Accounting Policies and Note 11 - Capital Stock of the Notes to Financial Statements.

INDUSTRY OVERVIEW

         The telephone-based marketing and customer service industry has experienced substantial growth over the past ten years. Telephone-based direct marketing expenditures increased from an estimated $34 billion in 1984 to an estimated $85 billion in 1995. Telephone contact with customers is increasing as more companies realize its benefits, including high response rates, low cost per transaction and direct interaction with customers, which allow on-line access to detailed customer or product information and immediate response to customer inquiries. With the proliferation of toll-free numbers, the telephone is becoming a principal means of providing customer service.

         The Company believes that only a small percentage of the estimated $85 billion in teleservicing expenditures in 1995 was for outsourced services. The Company expects that large companies increasingly will outsource these activities in order to focus internal resources on their core competencies and to improve the quality and cost-effectiveness of their customer service and marketing efforts by using the experience and specialized capabilities of larger-scale teleservices providers. The Company also believes that organizations with superior customer service and sophisticated advanced technology, such as PRC, will particularly benefit from this outsourcing trend.

         The teleservices industry has evolved over the last ten years from primarily single-facility, low-technology environments to large, full-service organizations with multi-location, high-volume call centers. This evolution has resulted primarily from the development of sophisticated computer and telecommunications equipment and software which enable teleservices providers to implement large-scale, professional programs. However, the industry remains highly fragmented and is comprised of a large number of in-house operations and independent companies. Many of these organizations provide only a limited number of services.

BUSINESS STRATEGY

         PRC's objective is to become the premier full-service provider of telephone-based customer service and marketing solutions. The Company's strategy for achieving this objective is to offer high-quality, fully integrated services to its clients that are customized to address each client's unique needs and to improve the quality and cost-effectiveness of the client's customer service and marketing operations. The Company seeks to implement this strategy through the following:

"One-Stop" Solutions Through Fully Integrated Services

         The Company's integration of teleservicing, database marketing and management and fulfillment services as part of a one-stop solution provides a cost-effective and efficient method for its clients to manage their growing customer service and direct marketing needs. The Company is typically involved in all stages of formulating, designing and implementing its clients' customer service and marketing programs. PRC believes that this solution-oriented, value-added approach to addressing its clients' needs distinguishes PRC from its competitors and plays a vital role in the Company's ability to attract and retain clients.

Information Services Capabilities

         Through the efforts of its information services group, which is currently comprised of over 200 information systems specialists, the Company is able to rapidly design, develop and implement application software for each client's unique customer service and marketing programs. PRC offers a wide array of services, including formulating, designing and customizing teleservicing applications, programming, and demographic and psychographic profiling. The information services group also integrates the Company's centrally managed wide area network with the client's management information systems, thereby enabling clients to access real-time program information and obtain comprehensive trend analyses. As the needs of a client evolve, PRC's information systems specialists work with the client to modify the program. The Company believes that the services provided by its information systems specialists attract clients with long-term, complex teleservicing needs.

Advanced Technology

         The Company's sophisticated use of advanced technology enables it to develop and deliver solutions to its clients' complex customer service and marketing needs. PRC has developed specialized software programs, CCPro and PRC On-Line, which cost-effectively utilize the Company's hardware capabilities and also provide a seamless interaction with its clients' systems. CCPro, a call management software program jointly developed with an unaffiliated software development company, is able to predict when an overflow of inbound calls is imminent and automatically redirects inbound calls to outbound customer service representatives working on universal workstations. PRC On-Line, a proprietary software package, allows PRC clients to review their programs on-line, in real-time, to obtain comprehensive trend analyses and to instantly alter program parameters.

Rapid Deployment of Call Centers

         PRC has the ability to have a call center fully operational in approximately 60 days, as demonstrated by the opening of two call centers in April 1996 and a call center in each of June, September and December 1996. The Company plans in advance of the actual need for new call centers by maintaining a list of prospective sites that can be leased on short notice and have been pre-qualified in terms of the availability of necessary utilities and parking, suitability for build-out as a call center and access to a suitable labor pool. This ability to rapidly expand its capacity enables the Company to timely respond to its clients' needs and to compete effectively for new business opportunities.

Long-Term Client Relationships

         The Company seeks to develop long-term client relationships by becoming an integral part of its clients' overall customer service and marketing efforts. Dedicated account services teams, comprised of representatives of the teleservices, information services and fulfillment operating groups, are assigned to and work closely with each client to formulate, design, implement, and operate the client's program throughout its term. In addition, the Company's customer service representatives typically are trained for and dedicated to only one client's program. This close working relationship and continuity of personnel positions PRC as a strategic partner with its clients.

Strong Commitment to Quality

         PRC strives to achieve the highest quality standards in the industry. As of February 28, 1997, approximately 99% of PRC's customer service representatives are full-time which the Company believes results in greater stability and quality in its workforce. The Company has developed a rigorous screening process for new hires. All new representatives participate in extensive classroom and on-the-job training programs lasting up to five weeks. After training, each representative's performance is monitored regularly through on-site supervision, remote and on-site call monitoring and on-line performance tracking. The Company's client commitment team ensures that the Company fulfills its commitments in connection with each client program in a timely manner. Because PRC's services involve direct contact with its clients' customers, the Company's commitment to quality is critical to its ability to attract and retain clients.

OPERATIONS OVERVIEW

         PRC's operations are organized to effectively provide one-stop solutions for its clients' customer service and marketing needs.

         Management of Clients through Account Services Team. Each client program is managed by an account services manager who is generally dedicated to a single client. The account services manager assembles a team from the teleservices, information services and fulfillment operating groups which is assigned responsibility for a program throughout its terms. This team works with the client to formulate and design a customer service or marketing program tailored to achieve that client's objectives. In implementing the program, the account services team is supported by the human resources department which carefully selects the customer service representatives for that particular program. In addition, the quality assurance and client commitment teams monitor the program to ensure that it is carried out in accordance with specifications. The Company believes that its integrated team approach and solution-oriented focus provide PRC with a distinct competitive advantage.

         Program Formulation and Design. PRC's account services team works with the client to formulate a customer service and marketing program suited to the client's needs. The information services group uses its substantial expertise in rapid application development and systems integration to help clients more effectively target marketing programs, resulting in higher response rates and profitability, and to design customer service programs which capture information useful in the client's customer retention programs and other marketing operations. PRC offers a wide array of services, including formulating, designing and customizing database architecture, programming, demographic and psychographic profiling, and scripting. Account services and information services represented 2.5% and 26.1%, respectively, of the Company's total revenues in 1996.

         Program Implementation. PRC's account services team works with the teleservices and fulfillment operating groups to implement the client's customer service and/or marketing program. Teleservicing operations involve direct communication with the clients' customers through inbound or outbound calls. In 1996, teleservicing activities accounted for 67.2% of the Company's total revenues. Of this amount, 81% were from inbound calls.

         In handling inbound calls, the Company's customer service representatives respond to a variety of customer requests, including inquiries, complaints, direct mail responses and order processing. The customers typically call a toll-free "800" number to request product or service information, place an order for a product or service, or obtain assistance regarding a previous order or purchase (including "help line" support). PRC's automated call distributors and digital switches identify each inbound call by "800" number and route the call to a PRC representative trained for that particular client's program.

Simultaneously with receipt of the call, the representative's computer screen displays customer, product and service information relevant to the call.

         PRC's outbound services include conducting customer satisfaction and preference surveys and cross-selling client products, as well as providing proactive customer management with the goal of increased sales and enhanced customer retention. The majority of PRC's outbound services result from the Company's provision of inbound services. Almost all outbound calls are in response to customer-initiated inquiries or are made to a client's existing customers. The Company's outbound call management system utilizes predictive dialers which automatically dial the telephone numbers, determine if a live connection is made and present connected calls to a customer service representative who has been trained specifically for that client's program. The customer's name, other information about the customer and the program script simultaneously appear on the customer service representative's computer screen. The representative then uses the script to take an order for the client's product or service or to request information for addition to the client's database.

         The Company's teleservicing operations have been greatly enhanced by the use of universal workstation technology. Universal workstations allow the customer service representative to automatically handle either inbound or outbound calls as dictated by demand. The Company's call management software program, CCPro, predicts when an overflow of inbound calls is imminent and automatically directs inbound calls to customer service representatives working on universal workstations who would otherwise be handling outbound calls. This ensures that calls from existing customers or prospective customers are answered promptly. It also increases efficiency from the client's standpoint by allowing the customer service representative (for whose service the client generally pays on an hourly basis) to be productive with either inbound or outbound calls. As of December 31, 1996, over 90% of the Company's workstations were universal workstations; the Company expects that all workstations added in the future will be universal.

         Information obtained during a customer call by the PRC customer service representative is captured by the Company's database marketing and management systems. This information is used by PRC to ensure high quality performance and to provide fulfillment services, if necessary. PRC's database marketing and management technology also enables the Company to seamlessly connect with its clients' systems and thus deliver on-line, real-time program information. PRC's clients accessing this information through PRC On-Line or other reports to obtain comprehensive trend analyses are able to monitor, evaluate and alter program parameters as necessary to improve effectiveness.

         Fulfillment services include high-speed laser and electronic document printing, lettershop, and mechanical inserting, sorting, packaging and mailing capabilities. While fulfillment services represent a relatively small portion of the Company's revenues, they enable the Company to support full-service customer service and marketing programs by managing and fulfilling requests for literature, pharmaceutical products and other specialty items and by permitting the rapid distribution of client marketing information. Fulfillment services accounted for 4.2% of the Company's total revenues in 1996.

         Quality Assurance. PRC maintains its strong commitment to quality through its quality assurance and client commitment teams. Within each of PRC's operating departments, the quality assurance teams monitor performance to ensure that the Company's services are delivered at a level of quality that meets the Company's and client's standards. The client commitment team functions on a company-wide basis to audit the fulfillment of the Company's commitments to the client with respect to each program.

         Client Reporting. Data derived from marketing and customer service programs are a source of valuable information to PRC's clients in evaluating ongoing programs and planning and designing future programs. PRC has developed technologies and reporting procedures that effectively convert raw data gathered during the course of the program into useful information upon which clients can base strategic decisions and more effectively respond to customer needs and inquiries. PRC's proprietary software product, PRC On-Line, allows clients to monitor their programs on-line, in real-time, to obtain comprehensive trend analyses and modify program parameters as necessary. In addition, PRC provides clients with customized reports in printed form, electronic mail, computer-to-computer transmission, disk, tape and on-line.

TECHNOLOGY

         PRC's sophisticated use of advanced technology enables it to develop and deliver solutions to its clients' complex customer service and marketing needs. The Company's information services group, which currently includes over 200 information systems specialists, has developed the Company's call management and database marketing and management systems. The information services group uses this platform to design and implement application software for each client's program. The Company believes that its platform is among the most advanced in the industry and provides a significant competitive advantage in attracting new business.

         The Company utilizes a UNIX-based open architecture system comprised of multiple computer systems which, in conjunction with its rapid application tool for user interface development, allows PRC to expand capacity from a PC-class computer to a mainframe without rewriting software, and provides flexibility in designing applications tailored to the clients' needs. In conjunction with the Company's use of Oracle and Sybase database applications, the UNIX-based open architecture system permits the Company to seamlessly interact with many different types of client systems and permits the utilization of a "hub and spoke" configuration to electronically link each call center's system to the Company's operational headquarters, resulting in a centrally managed wide area network. PRC also utilizes computer-telephone integration and universal workstation technologies as part of its wide area network. All PRC hardware is attached to an uninterruptable power supply designed for protection against outages or any data loss due to power variations, as well as a diesel generator to assure an uninterrupted power source. The Company believes that the integrity of client information is more than adequately protected by its data security system and its off-site disaster back-up storage facilities.

         PRC On-Line. The Company's proprietary software application, PRC On-Line, allows its clients to review their programs' progress on-line, in real-time, to obtain comprehensive trend analyses and to instantly alter program parameters. The Company believes that the capabilities of its PRC On-Line software application provide it with a significant competitive advantage, particularly with large, sophisticated marketing-oriented companies. The increased communication and control provided by PRC On-Line allows clients to utilize PRC's services as a seamless extension of their in-house marketing and customer services operations.

         CCPro. The Company's call management software program, CCPro, enables the Company to more efficiently utilize its universal workstations. CCPro encompasses all aspects of call management, including predictive dialing, outbound call management, call routing and dynamic reallocation between inbound and outbound calls. CCPro is able to predict when an overflow of inbound calls is imminent and automatically directs these calls to available outbound operators. PRC has a non-exclusive, perpetual, worldwide license to use CCPro, which it developed in conjunction with an unaffiliated software development company. Because this software is available to the Company on a royalty-free basis, the Company believes its cost per workstation is significantly less than that of its competitors who license third-party software.

PERSONNEL AND TRAINING

         PRC believes that its rigorous approach to hiring and training its employees is a key component of its ability to provide high quality service. The Company carefully selects the locations for its call centers based on demographic studies in order to ensure the availability of an adequate and qualified pool of potential employees. Its hiring procedures are designed to ensure that only the most qualified candidates are offered employment. The Company offers extensive classroom and on-the-job training programs for its personnel, including instruction on the businesses of PRC's clients and proper customer service and telephone sales techniques. Each new customer service representative receives up to five weeks of training, which provides the skills training he or she needs to work on a specific, dedicated client program. The Company offers a benefits package to all full-time employees after six months of employment. The Company believes that such a careful selection process results in a high quality, dedicated work force. As of February 28, 1997, the Company had 2,881 full-time employees and 29 part-time personnel, of which 2,250 of the full-time employees and 21 of the part-time personnel were customer service representatives. The Company believes that its percentage of full-time customer service representatives is high relative to that of its competitors, resulting in greater stability and quality in its workforce. None of PRC's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

SALES AND MARKETING

         The Company believes its reputation for providing high quality, one-stop solutions has enabled it to obtain new business through requests for proposals, client referrals and cross-selling to existing clients. In addition, the Company's sales and marketing group actively pursues new business opportunities by identifying companies and industries which can benefit from the Company's services. Working with the information services group, the sales and marketing team is able to demonstrate to prospective clients its rapid application development and effective systems integration capabilities to meet the proposed program objectives. The Company has hired, and continues to seek to hire, sales and marketing personnel with significant industry experience in order to take advantage of their expertise and established relationships.

CLIENT RELATIONSHIPS

         The Company seeks to develop and maintain long-term relationships with its clients. PRC targets those companies which have the potential for generating recurring revenues due to the magnitude of their customer service departments or marketing programs. PRC believes that its clients view it as a strategic partner and a valuable resource in formulating, designing and implementing their customer service and marketing programs. During 1996, the Company provided its services to approximately 47 clients in industries such as telecommunications, transportation, consumer products, financial services and food and beverage. The Company's ongoing clients include several divisions of AT&T, British Airways, DirecTV, Lucent Technologies, Pizza Hut, Ryder Truck Rental, Taco Bell and UPS. New clients expected to contribute to future revenues include American Express Travel-Related Services Company, Ameritech, Cox Communications, John Hancock, The College Entrance Examination Board, AutoNation and Certified Vacations. The Company's five largest clients accounted for 81% of its total revenues for 1996. Revenues generated by the various divisions of AT&T, the Company's largest client, accounted for 68% of revenues for 1996. No client other than AT&T accounted for 10% or more of total revenues for 1996.

         Although the Company enters into written contracts with its clients, generally either party retains the right to terminate on varying periods of prior notice. Contracts typically encompass all aspects of the

Company's relationship with the client, with all charges set forth in one document. The Company's teleservicing charges are primarily based on a fixed hourly fee for dedicated service. Charges for database marketing and management services are based on an hourly rate or on the volume of information stored. Charges for fulfillment services are typically assessed on a transaction basis, with an additional charge for warehousing products for clients. The Company assesses separate charges for program design, development and implementation, database design and management, training or retraining of personnel, processing and access fees and account services, where appropriate.

COMPETITION

         The industry in which PRC operates is very competitive and highly fragmented. PRC's competitors range in size from very small firms offering specialized applications and short-term projects, to large independent firms and the in-house operations of many clients and potential clients. In-house teleservicing and customer service organizations comprise the largest segment of the industry. The market includes non-captive teleservicing and customer service operations such as APAC TeleServices, ATC Communications, ITI Marketing Services, MATRIXX Marketing, SITEL, TeleServices Resources, TeleSpectrum Worldwide, TeleTech Holdings and West TeleServices. In addition, some of PRC's services also compete with other forms of direct marketing such as mailhouses, television, radio and on-line services as well as the Internet. PRC believes that the principal competitive factors in its industry are a reputation for quality, sales and marketing results, price, technological expertise, and the ability to promptly provide clients with customized and creative solutions and approaches to their customer service and marketing needs. The Company believes that it competes favorably with other companies with respect to the foregoing factors for large-scale, ongoing customer service and marketing programs where the principal competitive factor is quality. The Company has not chosen to compete for high-volume outbound marketing programs where the principal competitive factor is price. A number of competitors currently have capabilities and resources greater than PRC's, which might competitively disadvantage PRC in bidding for very large programs.

GOVERNMENT REGULATION

         Telephone sales practices are regulated at both the Federal and state level. The rules of the Federal Communications Commission (the "FCC") under the Federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibit the initiation of telephone solicitations to residential subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC rules require telemarketers to have procedures in place to maintain lists of residential customers who do not want to receive telephone solicitations and to avoid making calls to those customers. The FCC rules also prohibit the use of pre-recorded or artificial voice calls to consumers (with limited exceptions) and advertising via telephone facsimile machines. The FCC, private individuals and state attorneys general may seek both injunctive and monetary relief for violation of these FCC rules. Monetary damages may be awarded for the greater of actual damages or $1,500 per offense for willful violation of these rules.

         The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentation in telephone sales. In August 1995, the FTC issued rules under the TCFAPA. These rules set forth disclosure requirements for telemarketers when placing calls, prohibit deceptive telemarketing acts or practices during solicitation, provide guidelines on collecting payments by check and credit cards, provide restrictions on abusive telephone solicitation practices and promulgate certain record keeping requirements. The FTC, private individuals and state attorneys general may seek both injunctive and monetary damages for violation of these FTC rules.
Penalties may range up to $10,000 for each intentional violation of these rules.

         The Company believes that it is in compliance with the TCPA and FCC rules thereunder and with the FTC's rules under the TCFAPA. The Company trains its customer service representatives to comply with the FTC and FCC rules and programs its call management system to avoid telephone calls during restricted hours or to individuals maintained on PRC's "do-not-call" list.

         Most states have enacted or are considering legislation to regulate telephone solicitations. For example, some states require telemarketers to be licensed by state regulatory agencies prior to soliciting purchasers within that state. Additionally, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment and several other states require certain telemarketers to obtain licenses and post bonds. Penalties for violation of these state telemarketing regulations vary from state to state and include civil as well as criminal penalties. From time to time, bills are introduced in Congress which, if enacted, would regulate the use of credit information. The Company cannot predict whether this legislation will be enacted and what effect, if any, it would have on the Company or its industry.

         The industries served by the Company are also subject to varying degrees of government regulation. The Company works closely with its clients and their advisors to develop the scripts to be used by PRC in connection with making customer contacts. In connection with its fulfillment services, the Company holds complimentary drug distributor and prescription drug wholesaler permits issued by Florida allowing the Company to handle and distribute drugs to doctors and pharmacists. The Company generally requires its clients to indemnify PRC against claims and expenses arising with respect to the Company's services performed on its clients' behalf. The Company has never been held responsible for regulatory noncompliance by a client.

ITEM 2.       PROPERTIES

         The Company's corporate headquarters are located in Miami, Florida, in leased facilities consisting of 56,745 square feet of office space, of which 3,000 square feet are subleased. Except for 12,331 square feet of office space as to which the primary lease terminates in January 1998 (and as to which the Company holds options to extend for an additional two-year term and an additional three-year term thereafter), the primary leases terminate in January 2000, with a 3-year renewal option. The sublease also terminates in January 2000, with two 3-year renewal options. The Company's fulfillment operations are located in a separate leased facility in Miami, Florida, consisting of 47,577 square feet, the lease for which expires in 2001, with a 5-year renewal option.

         As of December 31, 1996, the Company leased and operated the following call centers, all of which are located in Florida:

                                                                         CURRENT
                                                                         NUMBER OF
            LOCATION                      DATE OPENED                  WORKSTATIONS
     -----------------------        -------------------------          ------------

     Miami                          May 1988                                  100
     Miami (1)                      July 1992                                 410
     Miami Lakes                    January 1996                              540
     Miami                          April 1996                                100
     Miami                          April 1996                                390
     Orlando                        June 1996                                 570
     Margate                        September 1996                            510
     Miami (2)                      December 1996                             600
                                                                            -----
                                                                            3,220
                                                                            =====

----------

(1)  Corporate headquarters are also located in this facility.

(2) This facility includes the call center which opened in late December 1996, office space for certain of the Company's information services personnel and may be used for the relocation of the Company's fulfillment operations from its present facility. A final determination for such relocation has not yet been made.

         Of the total number of workstations listed above, approximately 3,000 are universal workstations which can be used for both inbound and outbound calls. In addition to the facilities listed above, the Company anticipates that it will open two additional call centers with an aggregate workstation capacity of 1,200 in late March and early April 1997.

         The leases for these facilities generally expire between 1999 and 2006, and all leases contain renewal options. The Company also leases additional facilities and certain other real property incidental to its operations. The Company believes that its existing facilities and other real property are suitable and adequate for its current operations, but additional facilities will be required to support growth. The Company further believes that suitable space will be available as needed to expand its business on commercially reasonable terms.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings that, individually or in the aggregate, management believes will have a material adverse effect on the Company or its operations if decided adversely to the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of the Company's security-holders during the quarter ended December 31, 1996.

                                    PART II.

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

         The Company completed the Initial Public Offering, declared effective on July 16, 1996, at an offering price of $14.50 per share. Prior to the Initial Public Offering, the Company's common stock was not listed or quoted on any organized market system. Since the Initial Public Offering, the common stock of the Company is traded on the Nasdaq National Market under the symbol "PRRC". The following table sets forth, for the periods indicated, the high and low closing sale prices of the common stock as reported on the Nasdaq National Market during such period:

                                                                    HIGH              LOW
                                                                    ----              ---
                  Third quarter of 1996  (from July 17, 1996)     $38-1/2           $16-3/4
                  Fourth quarter of 1996                           44-1/2            34-1/2

         As of March 17, 1997, there were 21,512,000 shares of the Company's common stock outstanding held by 51 holders of record. The Company estimates, based upon information provided by the Company's transfer agent, that it has approximately 2,400 beneficial owners of its common stock as of March 17, 1997.

DIVIDEND POLICY

         The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's revolving credit facility restricts the payment of cash dividends by the Company. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Company's Board of Directors considers appropriate.

         Prior to the consummation of the Initial Public Offering, the Company's Board of Directors declared a cash dividend (the "Dividend") to the then current shareholders of the Company of approximately $5,243,000. The Dividend was equal to the Company's estimate of its cumulative taxable income prior to the conversion to a C corporation to the extent such taxable income had not previously been distributed. The Dividend is subject to adjustment based upon actual cumulative taxable income as finally determined. No cash dividends were paid to the shareholders in 1995. See Note 2 - Summary of Significant Accounting Policies and Note 11 - Capital Stock of the Notes to Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company did not issue or sell any unregistered securities during 1996 except for the granting of stock options described below pursuant to the Company's 1996 Incentive Stock Plan (the "Employee Stock Plan") and 1996 Nonemployee Director Stock Option Plan (the "Director Stock Plan").

         Options to purchase 897,000 shares of the Company's common stock were granted during 1996 under the Employee Stock Plan (inclusive of options to purchase 18,250 shares which have been canceled) to a total of 156 individuals (including options to purchase 707,000 shares to executive officers of the Company) at exercise prices ranging from $14.50 per share to $43.00 per share, representing the fair market value of the common stock on the date of grant of the options. Additionally, an option to purchase 21,000 shares of common stock at an exercise price of $0.01 per share was granted under the

Employee Stock Plan to an executive officer during 1996. Except as set forth below, these options vest at the rate of 20% per year and have a total term of seven years from the date of grant. Options to purchase 57,000 shares vest one-third on January 5, 1997, 1998 and 1999, and have a term of seven years from the date of grant. Two options to purchase 200,000 shares each vests in varying amounts over six years and each has a term of eight years from the respective date of grant. Two options to purchase 20,000 shares each vests one-third per year and each has a term of seven years from the respective date of grant. Two options to purchase 60,000 shares and 25,000 shares, respectively, each vests one-half per year and each has a term of three years from the date of grant. Options to purchase 5,000 shares vested on the date of grant and have a term of seven years from the date of grant.

         Options to purchase 5,000 shares of the Company's common stock were granted during 1996 under the Director Stock Plan to a total of two individuals at an exercise price of $43.00 per share. These options have a term of ten years from the date of grant and vest one-third per year.

         All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See Note 12 - Stock-Based Compensation Plans of the Notes to Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA

         The following Selected Financial Data of the Company as of and for the years ended 1992 through 1996 has been derived (except for Other Data) from the audited financial statements of the Company. Such data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements (the "Financial Statements") and the Notes to Financial Statements included elsewhere in this report.


                                                            YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------
                                     1996            1995             1994            1993             1992
                                 ------------    ------------     ------------    ------------    -------------
                                                 (Dollars in thousands, except per share data)
SUMMARY OF OPERATIONS:
(FOR THE FISCAL YEAR):
REVENUES                            $     97,637    $     30,204    $     14,998    $     18,218    $     16,107
                                    ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES:
   Costs of services                      71,345          21,212          10,190          11,706           8,577
   Selling, general and
     administrative expenses              14,727           7,164           4,888           6,561           6,841
                                    ------------    ------------    ------------    ------------    ------------
      Total operating expenses            86,072          28,376          15,078          18,267          15,418
                                    ------------    ------------    ------------    ------------    ------------
Operating income (loss)                   11,565           1,828             (80)            (49)            689
OTHER INCOME (EXPENSE):
  Interest income                            298              19               -               -               -
  Interest expense                          (986)           (391)           (292)           (197)           (150)
                                    ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE
       INCOME TAXES                       10,877           1,456            (372)           (246)            539
    Income tax provision                   3,027               -               -               -               -
                                    ------------    ------------    ------------    ------------    ------------
NET INCOME (LOSS) (1)               $      7,850    $      1,456    $       (372)   $       (246)   $        539
                                    ============    ============    ============    ============    ============

PROFORMA DATA (UNAUDITED) (1):
  Income (loss) before
  proforma income taxes             $     10,877    $      1,456    $       (372)   $       (246)   $        539
Proforma provision (benefit)
 for income taxes
 relating to S corporation                 4,358             619             (86)            (46)            247
                                    ------------    ------------    ------------    ------------    ------------
PROFORMA NET
INCOME (LOSS)                       $      6,519    $        837    $       (286)   $       (200)   $        292
                                    ============    ============    ============    ============    ============

COMMON STOCK DATA (2):
   Proforma net income per common
        share (1)(3)(4)(5)          $       0.36    $       0.05
   Book value per share (5)         $       2.65    $       0.17    $       0.09    $       0.12    $       0.13
   Number of shares outstanding
        (at year-end) (5)             20,000,000      16,400,000      16,400,000      16,400,000      16,400,000
   Weighted average number of
        shares outstanding (3)        18,083,241      16,527,061             N/M             N/M             N/M


FINANCIAL POSITION (2):
(AT YEAR-END):
    Working capital (deficit)       $     11,849    $      1,365    $     (1,423)   $        160    $        (11)
    Current ratio                          1.40X           1.23X           0.73X           1.04X           1.00X
    Property and equipment, net     $     42,034    $      5,284    $      3,834    $      3,155    $      2,897
    Total assets                    $     88,415    $     12,713    $      7,737    $      7,933    $      6,392
    Long-term obligations, less
        current portion (6)         $      4,190    $      3,924    $      1,020     $     1,565    $        776
    Shareholders' equity            $     52,950    $      2,816    $      1,473     $     1,939    $      2,186

OTHER DATA:
(AT YEAR-END):
    Number of workstations                 3,220             550             320             320             120
    Number of call centers                     8               2               2               2               2

----------------------
(1) Prior to the Company's initial public offering of common stock (the "Initial Public Offering") on July 16, 1996, the Company was an S corporation and not subject to Federal and state corporate income taxes. On July 16, 1996, the Company revoked its S election and changed its tax status from an S corporation to a C corporation, recorded deferred income taxes totaling $90,000 and began providing for Federal and state corporate income taxes from and including that date. The summary of operations data reflects a proforma provision (benefit) for income taxes as if the Company were subject to Federal and state corporate income taxes for all years. This proforma provision (benefit) for income taxes is computed using a combined Federal and state tax rate of 37.6%. See Note 10 - Income Taxes of the Notes to Financial Statements.

(2)      Effective January 29, 1997 (the actual closing date was February 4,
         1997), the Company and certain selling shareholders completed a second equity offering of 4,740,000 shares of common stock at an offering price of $35.125 per share (the "Second Equity Offering"). The Company's Financial Statements and Selected Financial Data contained herein exclude the effects of the Second Equity Offering. See Note 3 - Public Offerings of the Notes to Financial Statements.

(3) The actual weighted average number of common shares outstanding for the years ended December 31, 1996 and 1995 were 18,013,115 and 16,400,000, respectively, after giving effect to the stock splits effected by way of share dividends discussed in note (5) below. However, as required by generally accepted accounting principles, the weighted average number of common shares outstanding has been increased by 127,061 shares (weighted for the applicable period), which shares are not actually outstanding. This number is equal to the number of shares which, when multiplied by $14.50 per share (the price in the Initial Public Offering), would have been sufficient to replace the amount of the Dividend in excess of proforma earnings for the 12 months ended June 30, 1996.

(4) Supplemental proforma net income per common share would have been $0.36 per share and $0.06 per share for the years ended December 31, 1996 and 1995, respectively, giving effect to the use of a portion of the net proceeds of the Initial Public Offering to repay the Company's bank borrowings at January 1, 1995, and assuming an increase in the weighted average number of common shares outstanding to 18,285,311 and 16,729,131, respectively (based on the price in the Initial Public Offering of $14.50 per share).

(5) Includes a retroactive adjustment for stock splits effected by way of share dividends described more fully in Note 11 - Capital Stock of the Notes to Financial Statements.

(6) Long-term obligations consist of capital lease obligations, a note payable to a bank and certain installment loans. Fiscal 1995 also includes the outstanding balance of the Company's revolving credit loan as of the year then ended described more fully in Note 5 - Revolving Credit Loan Agreements of the Notes to Financial Statements.

N/M - Not meaningful since past operations and capital structure are not necessarily indicative of current and future operations and capital structure.

         See the Notes to Financial Statements for information on accounting classifications which have affected the comparability of the years presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with "Selected Financial Data," the Financial Statements and the Notes to Financial Statements.

OVERVIEW AND BASIS OF PRESENTATION

         The Company was incorporated in 1982 as a fulfillment company, expanding its services to include database marketing and management beginning in 1984 and teleservices in 1988. In 1993, the Company began the implementation of certain strategic measures to become a full-service provider of integrated services in order to attract larger corporate clients with a variety of ongoing telephone-based customer service and marketing needs. These strategic measures include significant investments in management, personnel, systems, facilities and equipment. During the last five years, the Company invested $52.1 million in systems, facilities and equipment, including the capitalized value of all leased property and equipment, to facilitate current and future growth.

         The Company currently offers its customers single source, integrated solutions for their teleservicing, database marketing and management and fulfillment needs. The Company's primary source of revenue is teleservicing activities which are comprised of both inbound (customer-initiated) and outbound (Company-initiated) calls. The majority of teleservicing revenues are derived from inbound calls, which represented 81% of teleservicing revenues and 54% of total revenues in 1996 and 92% of teleservicing revenues and 62% of total revenues in 1995. Information services typically include the design, development and implementation of software applications for use in a particular client program and the integration of the Company's systems with those of its clients. Fulfillment services include high-speed laser and electronic document printing, lettershop and mechanical inserting, sorting, packaging and mailing capabilities. While fulfillment services represent a relatively small portion of the Company's total revenues, they are an important element in the Company's overall marketing strategy of providing its customers with a "one-stop" solution to their telephone-based customer service and direct marketing needs.

         Prior to the Initial Public Offering of the Company's common stock, which was declared effective on July 16, 1996 (the actual closing date was July 22, 1996), the Company elected for Federal and state income tax purposes to be treated as an S corporation under the Internal Revenue Code and comparable state tax laws. As a result, earnings of the Company were taxed for Federal and state income tax purposes directly to the shareholders of the Company, rather than to the Company. Immediately prior to the Initial Public Offering, the Company revoked its S corporation election and converted from an S corporation to a C corporation. The statements of operations data for all years includes a provision (benefit) for Federal and state income taxes as if the Company were subject to Federal and state corporate income taxes for all years. The proforma provision (benefit) is computed using a combined Federal and state tax rate of 37.6%. For further discussion of the Company's change in income tax status and the Dividend paid to the Company's shareholders immediately prior to the Initial Public Offering, see Note 2 - Summary of Significant Accounting Policies and
Note 11 - Capital Stock of the Notes to Financial Statements.

         In previous years, certain costs associated with servicing the Company's clients were classified with selling, general and administrative expenses in the Company's statements of operations. In the Company's earlier stages of growth, the classification of these costs was not material to the presentation of the Company's results of operations. However, due to the Company's recent growth, such presentation has become significant in ensuring a better measurement of current and future operations. Accordingly, these costs, consisting primarily of certain costs incurred in the operations of call centers and the fulfillment facility, such as rent for real property and leased equipment, insurance, property taxes and certain departmental overhead directly related to revenue-producing departments, were reclassified from selling, general and administrative expenses to costs of services in 1996, with all previously reported years restated accordingly.

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data, as a percentage of revenues, for the years indicated:

                                                         1996            1995           1994
                                                        ------          ------         ------

SELECTED OPERATING RESULTS:
    Revenues                                             100.0%          100.0%         100.0%
    Costs of services                                     73.1            70.2           67.9
    Selling, general and administrative
        expenses                                          15.1            23.7           32.6
                                                         -----           -----          -----
        Operating income (loss)                           11.8             6.1           (0.5)
    Interest income                                        0.3             0.1             -
    Interest expense                                      (1.0)           (1.4)          (2.0)
                                                         -----           -----          -----
        Income (loss) before income taxes                 11.1             4.8           (2.5)
    Income tax provision (1)                               3.1              -              -
                                                         -----           -----           ----
        Net income (loss) (1)                              8.0%            4.8%          (2.5)%
                                                         =====           =====           ====
PROFORMA DATA (UNAUDITED) (1):
    Income  (loss)  before  proforma  income
        taxes                                             11.1%            4.8%          (2.5)%
    Proforma provision (benefit) for income
        taxes relating to S corporation                    4.5             2.0           (0.6)
                                                         -----           -----          -----

        Proforma net income (loss)                         6.6%            2.8%          (1.9)%
                                                         =====           =====           ====

---------------
(1) During 1994 and 1995 and a portion of 1996, the Company was an S corporation and, accordingly, was not subject to Federal and state income taxes. Proforma net income (loss) includes a provision (benefit) for income taxes using a combined Federal and state tax rate of 37.6%. See Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements.

1996 VS. 1995

Revenues

         During 1996, revenues increased by $67.4 million, or 223%, in comparison to the prior year. The principal components of revenues are teleservicing activities (representing 67% of revenues in 1996) and information services (representing 26% of revenues in 1996), with the balance primarily represented by fulfillment services. The number of call centers in operation in 1996 increased from two in 1995 to a total of eight as of December 31, 1996. Workstation capacity increased substantially from 550 as of December 31, 1995 to 3,220 as of December 31, 1996. Included in the 1996 workstation capacity are 600 workstations which were added in December 1996 that did not contribute any significant revenues in 1996.

         Teleservicing activities, principally inbound services, accounted for the majority of the revenue growth in 1996 with an increase of $45.3 million, or 223%, to $65.6 million in 1996 from $20.3 million in 1995. Major factors contributing to the increase in teleservicing revenues were primarily the addition of several new programs for existing clients in the telecommunications industry as well as the addition of new clients in the telecommunications equipment and transportation industries. Revenues from information services increased by $20.3 million, or 390%, to $25.5 million in 1996 from $5.2 million in 1995 primarily due to the increased development of systems for clients. Included in information services revenues for 1996 was $14.0 million related to a special client project which was larger in scope than the traditional services performed in connection with teleservicing activities and is not expected to recur.

Costs of Services

         Costs of services generally include all direct and some indirect costs incurred in connection with the Company's revenue-producing departments, including, but not limited to, labor, telephone expenses directly related to revenue-generating activities, equipment under operating leases used in the call centers and fulfillment facility, direct overhead for all such operational facilities, such as rent, security and insurance, and depreciation and amortization of property and equipment used in operations. Costs of services increased by $50.1 million, or 236.3%, in 1996 as compared to 1995, primarily due to the growth in operations. The increase in costs of services, as a percentage of revenues, from 70.2% in 1995 to 73.1% for 1996 was primarily attributable to volume pricing for certain large teleservicing programs partially offset by certain information services projects for clients which generated higher margins than the Company's overall business.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses generally include the costs of central services the Company provides to support and manage its operations, including senior management, sales and marketing, human resources, as well as finance and accounting functions. The increase of $7.6 million, or 105.6%, in selling, general and administrative expenses for 1996 as compared to 1995 was primarily due to an increase in administrative salaries and benefits to support the Company's growth and increased sales commissions. As a percentage of revenues, selling, general and administrative expenses decreased from 23.7% in 1995 to 15.1% in 1996 principally as a result of the absorption of such costs by an increased base of revenues.

Interest Expense, Net

         Interest expense, net of interest income, increased by $316,000 to $688,000, or 0.7% of revenues, for 1996 in comparison to the prior year. This increase reflected higher average outstanding borrowings prior to the completion of the Initial Public Offering partially offset by lower interest rates on credit facility borrowings and additional interest income generated in 1996 from the investment of a portion of the proceeds from the Initial Public Offering. The proceeds from borrowings during 1996 were used to finance the Company's working capital needs, to open new facilities and to purchase related equipment.

Income Taxes

         Prior to the Initial Public Offering, the Company was an S corporation and, accordingly, was not subject to Federal and state income taxes. Therefore, 1995 and a portion of 1996 (through July 16, 1996) do not include a provision for Federal and state income taxes.

Proforma Net Income

         Proforma net income increased by $5.7 million, or 678.9%, to $6.5 million in 1996 from $0.8 million in 1995 primarily as a result of the increase in pretax income stemming from the Company's growth in operations. Proforma net income includes a proforma provision for Federal and state income taxes as if the Company were subject to such taxes as a C corporation for the entire period for each of the years presented.

1995 VS. 1994

Revenues

         During 1995, revenues increased by $15.2 million, or 101.4%, in comparison to the prior year. Teleservicing activities, principally inbound services, accounted for the majority of the change with an increase of $12.5 million, or 160.3%, in 1995 from $7.8 million in 1994. Growth in revenues from teleservicing activities was primarily a result of increased activity from existing clients, principally in the transportation industry, and the addition of new clients in the telecommunications industry. Revenues from information services in support of teleservicing activities increased $2.2 million, or 73.3%, to $5.2 million for 1995 from $3.0 million for 1994.

Costs of Services

         Costs of services increased by $11.0 million, or 108.2%, to $21.2 million for 1995 from $10.2 million for 1994, primarily as a result of the addition of new employees to staff-expanded operations and the preparation of a new call center which opened in January 1996. As a percentage of revenues, costs of services increased from 67.9% for 1994 to 70.2% for 1995.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $2.3 million, or 46.6%, to $7.2 million for 1995 from $4.9 million for 1994, primarily as a result of increased administrative and recruiting costs necessary to support the Company's growth, as well as increased salaries for additional sales and marketing personnel. As a percentage of revenues, selling, general and administrative expenses decreased from 32.6% in 1994 to 23.7% in 1995 primarily due to a high level of management and related costs relative to revenues in 1994 as the Company was positioning itself for anticipated growth by expanding its management team. In 1995, these costs were absorbed by an increased base of revenues.

Interest Expense, Net

         Interest expense, net of interest income, increased slightly to $372,000, or 1.2% of revenues, for 1995 from $292,000, or 1.9% of revenues, for 1994. This increase reflected higher average outstanding borrowings which were used to finance working capital needs, to open new facilities and to purchase related equipment.

Proforma Net Income

         Proforma net income increased to $837,000, or 2.8% of revenues, for 1995 compared to a proforma net loss of $286,000, or 1.9% of revenues, for 1994 primarily due to the increase in pretax income stemming from the Company's growth in its operations. Proforma net income (loss) includes a proforma provision (benefit) for Federal and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its operations and capital expenditures primarily through cash flows from operations, bank borrowings and capital lease financings. In 1996, the Company obtained additional liquidity from the net proceeds of the Initial Public Offering.

         Effective July 16, 1996, the Company and certain selling shareholders completed the Initial Public Offering at an offering price of $14.50 per share. Of the 4,600,000 shares of common stock sold,

3,600,000 shares were sold by the Company. Net proceeds to the Company from the Initial Public Offering, after deducting $5.1 million in costs associated with the offering, were $47.1 million. A portion of the net proceeds was used to repay the outstanding balance of $12.8 million on the Company's existing revolving credit facility (the "Senior Revolving Facility"), various installment loans totaling $1.0 million and the Dividend, representing a distribution of S corporation earnings to the Company's current shareholders at that time in the amount of $5.2 million. The balance of the net proceeds was used for general corporate purposes, including call center expansion and working capital.

         Effective January 29, 1997 (the actual closing date was February 4,
1997), the Company and certain selling shareholders completed the Second Equity Offering at an offering price of $35.125 per share. Of the 4,740,000 shares of common stock sold, 1,500,000 shares were sold by the Company. Proceeds to the Company from the Second Equity Offering, after deducting commissions and related expenses, will be used for call center expansion, other capital expenditures necessary to support the Company's growth, working capital and other general corporate purposes.

         On May 1, 1996, the Company entered into the Senior Revolving Facility which provides for revolving loans in an aggregate principal amount not to exceed $15.0 million and matures in May 1999. The Company may borrow up to 85% of eligible accounts receivable. The Senior Revolving Facility also allows the Company to borrow an amount not to exceed $2.5 million above the borrowing base (the "Overformula Advance") through May 1, 1997, subject to the $15.0 million aggregate limit. The Senior Revolving Facility is primarily collateralized by accounts receivable. Based upon eligible accounts receivable and no outstanding borrowings under the Senior Revolving Facility as of December 31, 1996, availability thereunder was $15.0 million as of December 31, 1996. The Senior Revolving Facility accrues interest at the Company's option at the prime rate plus 0.5% or the LIBOR rate plus 3.0%; the Overformula Advance accrues interest at the prime rate plus 1.0%. The Company pays a fee of 0.25% per annum on unused commitments under the Senior Revolving Facility. The Company is required, under the terms of the Senior Revolving Facility, to maintain certain financial covenants, including minimum tangible net worth and earnings. The agreement also contains certain restrictions on additional indebtedness, capital expenditures and the declaration and payment of dividends. See Note 5 - Revolving Credit Loan Agreements of the Notes to Financial Statements.

         Prior to entering into the Senior Revolving Facility, the Company's borrowings were primarily available under the short-term bank revolving credit loan (the "Revolving Loan") which matured on May 30, 1996 but was retired on May 1, 1996 with a portion of the proceeds from the Senior Revolving Facility. Maximum borrowings under the Revolving Loan as of the retirement date were $5.8 million, subject to collateral availability. The Revolving Loan was collateralized by accounts receivable, equipment and other assets of the Company and was guaranteed by certain of the Company's shareholders. Interest on the Revolving Loan was based on 1.0% to 1.5% over the prime rate, payable monthly. The Company was subject to certain restrictive covenants under the Revolving Loan including, among other things, maintenance of certain financial ratios, restricted future indebtedness, capital expenditure limitations and a limit to the amount of compensation and distributions to be paid to the Company's shareholders, the latter of which pertained to income taxes pursuant to the Company's S corporation status at the time.

         Net cash provided by operating activities was $7.1 million, $0.6 million and $2.3 million in 1996, 1995 and 1994, respectively. In 1996, the increase in net cash provided by operating activities was principally the result of the Company's significant growth in operations as compared to 1995 and the related increase in accounts receivable which was partially offset by an increase in accounts payable. In 1995, net cash provided by operating activities reflected a decrease of $1.7 million in comparison to that of 1994 primarily due to the use of cash to finance accounts receivable relating to the significant growth in revenue.

         The Company's working capital as of December 31, 1996 and 1995 was $11.8 million and $1.4 million, respectively. Major factors contributing to the increase in 1996 were additional cash and cash equivalents due, in part, to net proceeds available from the Initial Public Offering, and a $23.4 million increase in accounts receivable partially offset by an increase of $15.2 million in accounts payable. The net increase in accounts receivable was due to the Company's growth in operations.

         Net cash used in investing activities in the amounts of $35.5 million, $1.6 million and $1.5 million in 1996, 1995 and 1994, respectively, was principally for capital expenditures. In 1996, the Company increased the number of call centers to a total of eight and, in so doing, increased its workstation capacity from 550 as of December 31, 1995 to 3,220 as of December 31, 1996. The major increases in capital expenditures for 1996 were telecommunications and computer equipment principally attributable to the large increase in the Company's total workstation capacity and, to a lesser extent, leasehold improvements for the new call centers to house the additional workstations. In addition, the Company expended $3.6 million for the internal development of software used as part of the Company's teleservicing programs or otherwise marketed to clients. The consistent net cash outlays in 1995 and 1994 were primarily for the purchase of telecommunications equipment in 1995 and computer equipment in 1994 and other property and equipment necessary to operate two call centers during those periods.

         Capital expenditures, including the capitalized value of property and equipment, were $43.8 million, $2.6 million and $2.0 million for 1996, 1995 and 1994, respectively. Capital expenditures for 1997 are expected to be $45.0 million. This capital program, which is subject to continuing change and review, currently includes the projected opening of five new call centers in 1997 with an anticipated aggregate workstation capacity of 2,700.

         Net cash provided by (used in) financing activities was $35.4 million, $0.5 million and $(0.2) million in 1996, 1995 and 1994, respectively. In 1996, the Company raised additional capital from the Initial Public Offering and used a portion of the net proceeds provided by such offering to retire the installment loans from a bank totaling $1.0 million (the "Installment Loans"), to pay the outstanding balance on the Senior Revolving Facility and to pay the Dividend. Borrowings during 1996 were primarily from the Senior Revolving Facility and its predecessor, the Revolving Loan. An aggregate of $6.0 million of proceeds from the Senior Revolving Facility was used to retire the note payable to a bank (the "Note") and to pay the outstanding amount of $5.7 million as of May 1, 1996 under the Revolving Loan. In 1995 and 1994, the Company's financing activities pertained to borrowings under the Revolving Loan principally for working capital needs and debt service for long-term obligations, including the Note and the Installment Loans, as well as capital lease financings.

         The Company believes that funds generated from operations, the net proceeds from the Second Equity Offering, available borrowings under the Senior Revolving Facility and lease financings will be sufficient to finance its planned capital expenditures and anticipated growth at least through 1997. The Company's long-term capital requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long term, the Company would need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

IMPACT OF INFLATION

         Inflation has not had a material impact upon operating results, and the Company does not expect it to have such an impact in the future. To the extent the Company experiences cost increases and is not able to increase its rates to offset the costs, such cost increases must be recovered through operating efficiencies and improved gross profit margins. However, there can be no assurance that the Company's business will not be so affected by inflation or that it will be able to absorb cost increases through operating efficiencies or through rate adjustments to customers and remain competitive.

FLUCTUATIONS IN QUARTERLY RESULTS

         The Company experiences quarterly variations in revenues and operating income principally as a result of the timing of clients' marketing campaigns and customer service programs, the commencement of new contracts, changes in the Company's revenue mix among its various services offered to clients and the timing of additional operating expenses to acquire and support new business. While the effects of seasonality on the Company's business are typically obscured by the addition of new clients and growing revenues, the Company's business tends to be slower in the first and third quarters of its fiscal year as client marketing programs are typically slower in the post-holiday and summer months.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation and development of new client relationships, the maintenance of existing client relationships and programs, the opening of new call centers in accordance with strategic plans, the recruitment and retention of qualified personnel, the continued enhancement of telecommunication, computer and information technologies and operational and financial systems, the continued and anticipated growth in industry trends towards outsourcing of telephone-based marketing and customer service operations (particularly in the telecommunications, transportation, consumer products and food and beverage industries), changes in competition and the forms of direct sales and marketing techniques, general economic conditions, costs of telephone services, financing and leasing of equipment, the adequacy of cash flows from operations and available financings to fund capital needs and future growth, changes in governmental rules and regulations applicable to the Company and other risks in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control; in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information called for by this item is set forth in the Company's Financial Statements contained in this report. The Financial Statements can be found at the pages in this report listed in the following index:

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       Page

         Report of Independent Accountants - Coopers & Lybrand L.L.P...................................F-1

         Independent Auditors' Report - Gurland & Goldberg, P.A........................................F-2

         Balance Sheets as of December 31, 1996 and 1995...............................................F-3

         For the years ended December 31, 1996, 1995 and 1994:

                  Statements of Operations.............................................................F-4

                  Statements of Shareholders' Equity...................................................F-5

                  Statements of Cash Flows.............................................................F-6

         Notes to Financial Statements.................................................................F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 27, 1995, the Company changed its accountants from Gurland & Goldberg, P.A. to Coopers & Lybrand L.L.P. The Company's decision to dismiss its former accountants was approved by the Board of Directors in anticipation of the Initial Public Offering. The reports of the Company's accountants have never contained an adverse report or disclaimer of opinion, and have never been qualified as to uncertainty, audit scope or accounting principles. The Company has never had any disagreements with its former accountants.

                                    PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the Company's 1996 fiscal year-end.

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement to be filed with the SEC within 120 days of the Company's 1996 fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement to be filed with the SEC within 120 days of the Company's 1996 fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement to be filed with the SEC within 120 days of the Company's 1996 fiscal year-end.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         1.   Financial Statements

                       See Index to Financial Statements located in Item 8 of this report.

         2.   Financial Statement Schedules                                PAGE
                                                                           ----
              Schedule II - Valuation and Qualifying Accounts.............  S-1

         3.   Exhibits


                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                        DESCRIPTION OF EXHIBIT
------------     ------------------------------------------------------------------------------------------------
    3.1          Articles of Incorporation of Precision Response Corporation*

    3.2          Bylaws of Precision Response Corporation as amended on July 23,  1996 (incorporated by reference to Exhibit 3.2 of the Company's  Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1996, File No. 0-20941)

    9.1          Voting Trust Agreement, dated as of February 16, 1996, between  Richard Mondre and Mark Gordon*

    9.2          Voting Trust Agreement, dated as of February 16, 1996, between  Richard Mondre and David Epstein*

    9.3          Voting Trust Agreement, dated as of February 16, 1996, between  James Murray and Mark Gordon*


  EXHIBIT
  NUMBER                                        DESCRIPTION OF EXHIBIT
------------     ------------------------------------------------------------------------------------------------
    9.4          Voting Trust Agreement, dated as of February 16, 1996, between James Murray and David Epstein*

    9.5          A separate Amendment to Voting Trust Agreement dated as of December 27, 1996, for each of the
                 Voting Trust Agreements dated as of February 16, 1996 described in Exhibit numbers 9.1, 9.2,
                 9.3 and 9.4 hereto (incorporated by reference to Exhibit 9.5 to Amendment No. 1 to the
                 Company's Registration Statement on Form S-1 (File No. 333-18823), initially filed on December
                 26, 1996)

   10.1          Precision Response Corporation Amended and Restated 1996 Incentive Stock Plan (filed herewith)+

   10.2          Precision Response Corporation 1996 Nonemployee Director Stock Option Plan*+

   10.3          Precision Response Corporation Profit Sharing Plan*+

   10.4          Employment Agreement with Mark Gordon*+

   10.5          Employment Agreement with David Epstein*+

   10.6          Employment Agreement with Richard Mondre*+

   10.7          Employment Agreement with James Murray*+

   10.8          Stock Purchase and Shareholder Agreement, dated February 16, 1996, between Richard Mondre and
                 Mark Gordon, as amended effective as of February 16, 1996*

   10.9          Stock Purchase and Shareholder Agreement, dated February 16, 1996, between Richard Mondre and
                 David Epstein, as amended effective as of February 16, 1996*

   10.10         Agreement, dated February 16, 1996, among Richard Mondre, Mark Gordon and David Epstein*

   10.11         Stock Purchase and Shareholder Agreement, dated February 16, 1996, between James Murray and
                 Mark Gordon, as amended effective as of February 16, 1996*

   10.12         Stock Purchase and Shareholder Agreement, dated February 16, 1996, between James Murray and
                 David Epstein, as amended effective as of February 16, 1996*

   10.13         Agreement, dated February 16, 1996, among James Murray, Mark Gordon and David Epstein*

   10.14         Stockholder Agreement, dated May 10, 1996, between Mark Gordon and David Epstein*

   10.15         S Corporation Tax Allocation and Indemnification Agreement*


  EXHIBIT
  NUMBER                                        DESCRIPTION OF EXHIBIT
------------     ------------------------------------------------------------------------------------------------
   10.16         Loan and Security Agreement, dated as of May 1, 1996, between Precision Response Corporation and Heller Financial, Inc. (without exhibits and schedules)*

   10.17         Form of Indemnification Agreement*

   10.18         Net Lease, dated May 1, 1996, between MJG Properties, Inc. and Precision Response Corporation
                 (13180 N.W. 43rd Avenue lease)*

   10.19         Net Lease, dated May 1, 1996, between MJG Properties, Inc. and Precision Response Corporation
                 (4250 N.W. 135th Street lease)*

   10.20         Net Lease, dated May 1, 1996, between MJG Properties, Inc. and Precision Response Corporation
                 (4300 N.W. 135th Street lease)*

   10.21         Lease Agreement and Option to Purchase Real Property, dated January 23, 1996, between Burger
                 King Corporation and Precision Response Corporation (without schedules)*

   10.22         Assignment of Lease, dated as of April 18, 1996, between Precision Response Corporation and
                 Deerwood Realty Partners, Ltd.*

   10.23         Sublease, dated May 1, 1996, between Precision Response Corporation and Deerwood Realty
                 Partners, Ltd.*

   10.24         Lease, dated January 25, 1996, between Donald V. Mariutto and Eugene L. Maruitto, and
                 Precision Response Corporation*

   10.25         Assignment of Lease, dated April 30, 1996, between Precision Response Corporation and Deerwood
                 Realty Partners, Ltd.*

   10.26         Sublease, dated May 1, 1996, between Precision Response Corporation and Deerwood Realty
                 Partners, Ltd.*

   10.27         Registration Rights Agreement, dated May 15, 1996, between Precision Response Corporation and
                 Mark Gordon*

   10.28         Registration Rights Agreement, dated May 15, 1996, between Precision Response Corporation and
                 David Epstein*

   10.29         Employment Agreement with Richard Ferry, Jr.*+

   10.30         Net Lease, dated May 1, 1996, between Deerwood Realty Partners, Ltd. and Precision Response
                 Corporation*


  EXHIBIT
  NUMBER                                        DESCRIPTION OF EXHIBIT
------------     ------------------------------------------------------------------------------------------------
   10.31         Amendment Nos. 1 and 2 to Loan and Security Agreement between Heller Financial, Inc. and
                 Precision Response Corporation (incorporated by reference to Exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-20941) and
                 Third Amendment to Loan and Security Agreement between Heller Financial, Inc. and Precision
                 Response Corporation (incorporated by reference to Exhibit 10.34 to the Company's Registration
                 Statement on Form S-1 (File No. 333-18823), initially filed on December 26, 1996)

   10.32         Employment Agreement with Paul M. O'Hara (incorporated by reference to Exhibit 10.2 to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File
                 No. 0-20941)+

   10.33         Employment Agreement with Derek J. Reynolds (incorporated by reference to Exhibit 10.32 to the
                 Company's Registration Statement on Form S-1 (File No. 333-18823), initially filed on December
                 26, 1996)+

   10.34         Independent Contractor Agreement, dated July 26, 1996, between Bernie Kosar, Jr. and Precision
                 Response Corporation (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-20941) and Amendment to Stock
                 Option Agreement effective as of July 26, 1996 between Bernie Kosar, Jr. and Precision Response
                 Corporation (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement
                 on Form S-1 (File No. 333-18823), initially filed on December 26, 1996)+

   10.35         Employment Agreement with Bernie Kosar, Jr. (filed herewith)+

   11.1          Statement Regarding Computation of Proforma Per Share Earnings (filed herewith)

   16.1          Letter from Gurland & Goldberg, P.A. regarding change in Certifying Accountant*

   23.1          Consent of Coopers & Lybrand L.L.P. (filed herewith)

   23.2          Consent of Gurland & Goldberg, P.A. (filed herewith)

   27.1          Financial Data Schedule (filed herewith).

----------

*Previously filed and incorporated by reference to corresponding exhibit in the Company's Registration Statement on Form S-1, as amended (File No. 333-03209), initially filed on May 6, 1996.

+Indicates a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRECISION RESPONSE CORPORATION
                                              (Registrant)

                                     By: /s/ Paul M. O'Hara
                                     ------------------------------
                                     Paul M. O'Hara
                                     Senior Vice President - Finance
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
Dated:  March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                  TITLE                                       DATE
---------                                  -----                                       ----

/s/ Mark J. Gordon                         Chairman of the Board                       March 28, 1997
-------------------------                  and Chief Executive Officer
Mark J. Gordon                             (Principal Executive Officer)

/s/ Paul M. O'Hara                         Senior Vice President - Finance             March 28, 1997
-------------------------                  and Chief Financial Officer
Paul M. O'Hara                             (Principal Financial and
                                           Accounting Officer)
/s/ David L. Epstein
-------------------------                  President and Director                      March 28, 1997
David L. Epstein

/s/ James F. Murray                        Chief Operating Officer                     March 28, 1997
-------------------------                  and Director
James F. Murray

/s/ Richard D. Mondre                      Executive Vice President,                   March 28, 1997
-------------------------                  General Counsel, Secretary
Richard D. Mondre                          and Director

/s/ Bernard J. Kosar, Jr.                  Senior Vice President -                     March 28, 1997
-------------------------                  Client Relations and Director
Bernard J. Kosar, Jr.

/s/ Neil A. Natkow                         Senior Vice President -                     March 28, 1997
-------------------------                  Health Care and Director
Neil A. Natkow

/s/ Richard N. Krinzman                    Director                                    March 28, 1997
-------------------------
Richard N. Krinzman

/s/ Christian Mustad                       Director                                    March 28, 1997
-------------------------
Christian Mustad



                                      -29

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Precision Response Corporation

         We have audited the financial statements and the financial statement schedule of Precision Response Corporation as of December 31, 1996 and 1995 and for the years then ended as listed in the index in Item 8 or listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precision Response Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ COOPERS & LYBRAND L.L.P.


Miami, Florida
February 19, 1997

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Precision Response Corporation
Miami, Florida

We have audited the balance sheet of Precision Response Corporation as of December 31, 1994 (not separately included herein) and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precision Response Corporation as of December 31, 1994 (not separately included herein), and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

We have also audited Schedule II as of and for the year ended December 31, 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ GURLAND & GOLDBERG, P.A.


Hallandale, Florida
March 17, 1995, except for paragraphs one and two of Note 11 as to which the date is June 20, 1996.

                         PRECISION RESPONSE CORPORATION
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 DECEMBER 31,
                                                                          --------------------------
                                                                            1996              1995
                                                                          ---------        ---------
ASSETS
Current assets:
    Cash and cash equivalents                                              $  7,262         $    267
    Accounts receivable, net of allowances
        of $2,650 and $60, respectively                                      30,049            6,617
    Deferred income taxes                                                     1,321                -
    Prepaid expenses and other current assets                                 2,999              454
                                                                           --------         --------
            Total current assets                                             41,631            7,338
Property and equipment, net                                                  42,034            5,284
Other assets                                                                  4,750               91
                                                                           --------         --------
            Total assets                                                   $ 88,415         $ 12,713
                                                                           ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations                           $   2,624        $   1,182
    Accounts payable                                                         17,294            2,131
    Accrued compensation expenses                                             4,078            1,327
    Income taxes payable                                                      1,645                -
    Other accrued expenses                                                    1,721              777
    Customer deposits                                                         2,420              556
                                                                           --------         --------
            Total current liabilities                                        29,782            5,973
Revolving credit loan                                                             -            2,996
Long-term obligations, less current maturities                                4,190              928
Deferred income taxes                                                         1,493                -
                                                                           --------         --------
            Total liabilities                                                35,465            9,897
                                                                           --------         --------

Commitments and contingencies                                                     -                -

Shareholders' equity:
    Common stock, $0.01 par value; 100,000,000
        shares authorized; 20,000,000 and
        16,400,000 issued and outstanding,
        respectively                                                            200              164
    Additional paid-in capital                                               47,808               72
    Retained earnings                                                         5,394            2,787
    Due from shareholders, net                                                    -             (207)
    Unearned compensation                                                      (452)               -
                                                                           --------         --------
            Total shareholders' equity                                       52,950            2,816
                                                                           --------         --------
            Total liabilities and shareholders' equity                     $ 88,415         $ 12,713
                                                                           ========         ========



   The accompanying notes are an integral part of these financial statements.

                         PRECISION RESPONSE CORPORATION
                            STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                      1996              1995              1994
                                                   ---------         ----------        ---------
REVENUES                                           $  97,637         $   30,204        $  14,998
                                                   ---------         ----------        ---------
OPERATING EXPENSES:
    Costs of services                                 71,345             21,212           10,190
    Selling, general and administrative expenses      14,727              7,164            4,888
                                                   ---------         ----------        ---------
            Total operating expenses                  86,072             28,376           15,078
                                                   ---------         ----------        ---------
            Operating income (loss)                   11,565              1,828              (80)
OTHER INCOME (EXPENSE):
    Interest income                                      298                 19                -
    Interest expense                                    (986)              (391)            (292)
                                                   ---------         ----------        ---------
            INCOME (LOSS) BEFORE INCOME TAXES         10,877              1,456             (372)
Income tax provision                                   3,027                  -                -
                                                   ---------         ----------       ----------
            NET INCOME (LOSS)                      $   7,850         $    1,456       $     (372)
                                                   =========         ==========       ==========

PROFORMA DATA (UNAUDITED):
    Income (loss) before proforma income taxes     $  10,877         $    1,456       $     (372)
    Proforma provision (benefit) for income
        taxes relating to S corporation                4,358                619              (86)
                                                   ---------         ----------        ---------
            PROFORMA NET INCOME (LOSS)             $   6,519         $      837       $     (286)
                                                   =========         ==========       ==========

            PROFORMA NET INCOME PER
                COMMON SHARE                            0.36         $     0.05
                                                  ==========         ==========
Weighted average number of common
        shares outstanding                        18,083,241         16,527,061
                                                  ==========        ===========


   The accompanying notes are an integral part of these financial statements.

                         PRECISION RESPONSE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                              COMMON STOCK          ADDITIONAL                      DUE FROM
                          ----------------------     PAID-IN        RETAINED      SHAREHOLDERS,       UNEARNED
                           SHARES       AMOUNT       CAPITAL        EARNINGS           NET          COMPENSATION        TOTAL
                          ---------    ---------    -----------     ----------    --------------    --------------    -----------

Balance at December 31,
 1993                     16,400          $164        $    72        $ 1,703          $   -            $   -          $  1,939
    Net loss                   -             -              -           (372)             -                -              (372)
    Net advances to
        shareholders           -             -              -              -            (94)               -               (94)
                          ------          ----        -------        -------          -----             -----          --------
Balance at December 31,
 1994                     16,400           164             72          1,331            (94)               -             1,473
    Net income                 -             -              -          1,456              -                -             1,456
    Net advances to
        shareholders           -             -              -              -           (113)               -              (113)
                          ------          ----        -------        -------           -----            -----             --------
Balance at December 31,
 1995                     16,400           164             72          2,787           (207)               -             2,816
    Net income                 -             -              -          7,850              -                -             7,850
    Payment of dividend        -             -              -         (5,243)             -                -            (5,243)
    Net repayments from
        shareholders           -             -              -              -            207                -               207
    Issuance of common
        stock              3,600            36         47,045              -              -                -            47,081
    Stock option grants        -             -            691              -              -             (691)                -
    Amortization of
        unearned
        compensation           -             -              -              -              -              239               239
                          ------          ----        -------         ------           ----            -----          --------
Balance at December 31,
 1996                     20,000          $200        $47,808         $5,394           $  -            $(452)         $ 52,950
                          ======          ====        =======         ======           ====            =====          ========



   The accompanying notes are an integral part of these financial statements.

                         PRECISION RESPONSE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------------
                                                                               1996            1995             1994
                                                                           ------------    ------------     ------------
Cash flows from operating activities:
    Net income (loss)                                                      $  7,850           $ 1,456        $  (372)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
        Depreciation and amortization                                         3,631             1,145            795
        Provision for bad debts and sales allowances                          5,215               365            105
        Amortization of unearned compensation                                   239                 -              -
        Deferred income tax expense                                             172                 -              -
    Changes in operating assets and liabilities:
        Accounts receivable                                                 (28,647)           (4,366)         1,163
        Prepaid expenses and other current assets                            (2,545)              (37)            66
        Other assets                                                         (1,195)               (9)           107
        Accounts payable                                                     15,163               719            248
        Accrued compensation expenses                                         2,751               726             93
        Income taxes payable                                                  1,645                 -              -
        Other accrued expenses                                                  944               464             39
        Customer deposits                                                     1,864               137             20
                                                                           --------           -------        -------
            Net cash provided by operating activities                         7,087               600          2,264
                                                                           --------           -------        -------

Cash flows from investing activities:
    Purchases of property and equipment, net                                (31,865)           (1,578)        (1,474)
    Software development costs                                               (3,618)                -              -
                                                                           --------           -------        -------
            Net cash used in investing activities                           (35,483)           (1,578)        (1,474)
                                                                           --------           -------        -------

Cash flows from financing activities:
    Proceeds from revolving credit loan                                      28,595             2,995            300
    Payments on revolving credit loan                                       (31,591)           (1,500)             -
    Proceeds from long-term obligations                                           -               250            517
    Payments on long-term obligations                                        (3,658)           (1,175)          (946)
    Net proceeds from issuance of common stock                               47,081                 -              -
    Dividends paid                                                           (5,243)                -              -
    Net payments from (advances to) shareholders                                207              (113)           (94)
                                                                           --------           -------        -------
            Net cash provided by (used in) financing activities              35,391               457           (223)
                                                                           --------           -------        -------

Net increase (decrease) in cash and cash equivalents                          6,995              (521)           567

Cash and cash equivalents at beginning of year                                  267               788            221
                                                                           --------           -------        -------

Cash and cash equivalents at end of year                                   $  7,262           $   267        $   788
                                                                           ========           =======        =======

Supplemental cash flow information:
    Cash paid for interest, including capital leases                       $    964           $   372        $   292
                                                                           ========           =======        =======
    Cash paid for income taxes                                             $  1,210           $     -        $     -
                                                                           ========           =======        =======

Supplemental schedule of non-cash investing and financing activities:
        Installment loans and capital lease obligations                    $  8,362           $ 1,016        $   517
                                                                           ========           =======        =======


   The accompanying notes are an integral part of these financial statements.

                         PRECISION RESPONSE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS

         Precision Response Corporation (the "Company") is a full-service provider of teleservicing, database marketing and management, and fulfillment services on an outsourced basis to large corporations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of significant accounting policies followed in the preparation of these financial statements:

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

         Highly liquid investments with a maturity of three months or less on their acquisition date are considered cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the Federally-insured limits.

Property and Equipment

         Property and equipment, including expenditures for major improvements, is stated at cost less accumulated depreciation and amortization. Repairs and maintenance are expensed as incurred. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the respective assets or, in relation to leasehold improvements and property under capital leases, over the lesser of the asset's estimated useful life or the lease term, not to exceed 10 years. Estimated useful lives typically range from 3 to 7 years.

         Upon the sale, retirement or other disposition of assets, the related cost and accumulated depreciation or amortization are eliminated from the accounts. Any resulting gains or losses from disposals are included in the statements of operations.

Revenue Recognition

         The Company recognizes revenues as services are performed. Teleservicing charges are primarily based on a fixed hourly fee for dedicated service. Charges for database marketing and management services are based on an hourly rate or on the volume of information stored. Charges for fulfillment services are typically assessed on a transaction basis, with an additional charge for warehousing products for customers. Revenues earned from the sale of software by the Company's database marketing and management group are generally recognized when the software has been shipped, payment is due within one year, collectibility is probable and there are no significant obligations remaining.

Software Development Costs

         The Company capitalizes costs related to the development of certain software products integral to the Company's teleservicing programs. Capitalized software development costs are reported at the lower of unamortized cost or net realizable value based upon future use on a product-by-product basis. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of these software development costs begins when technological feasibility has been established and ends when the product is available for general use in the Company's teleservicing programs. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future teleservicing programs, estimated economic life and changes in software and hardware technologies.

         Commencing upon initial product release, capitalized software costs are amortized on an individual product basis using the straight-line method over the estimated economic life of the product of three years. The amount of software development costs capitalized in 1996 was $3,618,000, and the related amortization expense for 1996 was $154,000. No software development costs were incurred in 1995 and 1994. Software development costs, net of accumulated amortization, is included in other assets in the accompanying balance sheet.

Stock-Based Compensation

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense for qualified and non-qualified stock options granted under the Company's stock option plans is generally measured as the difference between the quoted market price of the Company's stock at the date of grant and the amount an employee must pay to acquire the stock. For options granted to other than employees in exchange for goods or services, compensation cost is measured in accordance with SFAS 123 (see Note 12 - Stock-Based Compensation Plans).

Advertising Expenses

         Advertising expenses are charged to operations as incurred. During 1996, 1995 and 1994, advertising expenses were $464,000, $222,000 and $142,000, respectively.

Income Taxes

         Beginning July 16, 1996, the Company provides for deferred income taxes under the asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities using the enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

         Prior to the initial public offering of the Company's common stock completed in July 1996 (the "Initial Public Offering") (see Note 3 - Public Offerings), the Company included its income and expenses with those of its shareholders for Federal and state income tax purposes (an S corporation election). Accordingly, the statements of operations for the years ended December 31, 1994 and 1995 and the period from January 1, 1996 through July 15, 1996 do not include a provision for Federal or state income taxes. The proforma data in the statements of operations for all years presented includes a provision (benefit) for Federal and state income taxes as if the Company were subject to Federal and state corporate income taxes as a C corporation for all years. This proforma provision (benefit) is computed using a combined Federal and state tax rate of 37.6%.

         In connection with the Initial Public Offering, the Company converted from an S corporation to a C corporation effective July 16, 1996. Upon termination of the S corporation election, deferred income taxes in the amount of $90,000 became a net liability of the Company with a corresponding nonrecurring expense in the statement of operations for 1996 (see Note 10 - Income Taxes). Deferred taxes resulting from the termination of the S corporation relate primarily to accounts receivable, other accrued expenses and property and equipment.

Proforma Net Income Per Common Share

         Proforma net income per common share amounts are computed based on net income on a proforma basis, after considering the Company's change in tax status, and the weighted average number of common shares outstanding during each year after retroactive adjustment for stock splits effected by way of share dividends (see Note 11 - Capital Stock). Equivalent shares in the form of stock options are excluded from the calculation since they are not materially dilutive.

New Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This new standard requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the assets. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value, less cost to sell. The statement is effective for the Company's 1996 fiscal year. Based on the Company's current operations and circumstances, SFAS 121 does not impact its financial position or results of operations.

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share ("EPS"). The statement replaces the current presentation of primary EPS and will require a dual presentation of basic and diluted EPS on the face of the statements of operations. SFAS 128 requires restatement of all prior period EPS data presented and is effective in 1998 for the Company. The Company has not yet determined the impact, if any, that adoption of SFAS 128 will have on the Company's financial statements.

Reclassifications

         Certain costs associated with servicing the Company's clients, consisting primarily of costs incurred in the operations of call centers and the fulfillment facility, such as rent for real property and leased equipment, insurance, property taxes and certain departmental overhead directly related to revenue-producing departments, were reclassified from selling, general and administrative expenses to costs of services in 1996 with all previously reported years restated accordingly.

3.       PUBLIC OFFERINGS

         Effective July 16, 1996, the Company completed the Initial Public Offering of its common stock (the actual closing date was July 22, 1996) in which the Company and certain selling shareholders sold 4,600,000 shares of common stock at an offering price of $14.50 per share. Of the 4,600,000 shares, 3,600,000 shares were sold by the Company. Net proceeds to the Company, after deducting $5.1 million in costs associated with the offering, were $47.1 million. A portion of the net proceeds was used to repay the outstanding balance of $12.8 million on the Company's existing revolving credit facility, various installment loans totaling $1.0 million and to pay a distribution of S corporation earnings to the Company's current shareholders at that time totaling $5.2 million (the "Dividend"). The balance of the net proceeds was used for general corporate purposes, including call center expansion and working capital.

         Effective January 29, 1997 (the actual closing date was February 4,
1997), the Company and certain selling shareholders completed a second equity offering of 4,740,000 shares of common stock at an offering price of $35.125 per share (the "Second Equity Offering"). Of the 4,740,000 shares, 1,500,000 shares were sold by the Company. Proceeds to the Company from the Second Equity Offering, after deducting commissions and related expenses, will be used for call center expansion, other capital expenditures necessary to support the Company's growth, working capital and other general corporate purposes.

4.       PROPERTY AND EQUIPMENT

         Property and equipment is comprised of both owned property and property under capital leases, the details of which are set forth below (in thousands):

                                    DECEMBER 31, 1996                            DECEMBER 31, 1995
                         -------------------------------------        -----------------------------------
                           OWNED        LEASED        TOTAL              OWNED       LEASED        TOTAL
                         ----------    ---------    ----------          -------     -------       -------
Telecommunications
    equipment            $  9,312    $  4,940       $ 14,252            $   824     $ 1,363       $ 2,187
Computer equipment         16,601       4,933         21,534              1,987       1,090         3,077
Leasehold improvements      8,289           -          8,289              1,464           -         1,464
Furniture and fixtures      2,741         973          3,714                955          31           986
Other                         995           -            995                847           -           847
                         --------    --------       --------            -------     -------       -------
                           37,938      10,846         48,784              6,077       2,484         8,561
Accumulated depreciation
    and amortization       (4,736)     (2,014)        (6,750)            (2,399)       (878)       (3,277)
                         --------    --------       --------            -------     -------       -------
                         $ 33,202    $  8,832       $ 42,034            $ 3,678     $ 1,606       $ 5,284
                         ========    ========       ========            =======     =======       =======

5.       REVOLVING CREDIT LOAN AGREEMENTS

         On May 1, 1996, the Company entered into a three-year senior revolving credit facility (the "Senior Revolving Facility") which provides for revolving loans in an aggregate principal amount not to exceed $15.0 million. The Company may borrow up to 85% of eligible accounts receivable. The Senior Revolving Facility also allows the Company to borrow an amount not to exceed $2.5 million above the borrowing base (the "Overformula Advance") through May 1, 1997, subject to the $15.0 million aggregate limit. The Senior Revolving Facility is primarily collateralized by accounts receivable. Based upon eligible accounts receivable and no outstanding borrowings under the Senior Revolving Facility as of December 31, 1996, availability thereunder was $15.0 million as of December 31, 1996. The Senior Revolving Facility accrues interest at the Company's option at the prime rate plus 0.5% or the LIBOR rate plus 3.0%; the Overformula Advance accrues interest at the prime rate plus 1.0%. The Company pays a fee of 0.25% per annum on unused commitments under the Senior Revolving Facility.

         The Company is required, under the terms of the Senior Revolving Facility, to maintain certain financial covenants, including minimum tangible net worth and earnings, and to limit capital expenditures and additional indebtedness. The Company is also restricted from paying dividends except for tax distributions to its shareholders in connection with S corporation earnings and distributions in connection with the termination of the Company's S corporation tax status (see Note 11 - Capital Stock). A portion of the borrowings available to the Company pursuant to this agreement was used to retire the Company's short-term bank revolving credit loan (the "Revolving Loan") discussed below. Accordingly, the amounts outstanding under the Revolving Loan as of December 31, 1995 are reflected as a long-term liability in the accompanying financial statements. The Company repaid all outstanding borrowings under the Senior Revolving Facility with a portion of the net proceeds from the Initial Public Offering (see Note 3 - Public Offerings). To facilitate the Company's current and anticipated future growth, the Company's loan and security agreement for the Senior Revolving Facility was amended on September 30, 1996 and December 12, 1996 to increase capital expenditure limitations.

         The Revolving Loan provided for maximum borrowings of $4,250,000 at December 31, 1995, subject to collateral availability, with principal due on May 30, 1996. At December 31, 1995, the unused portion of the Revolving Loan was approximately $769,000, based upon available collateral. Interest, payable monthly, accrued on borrowings under the Revolving Loan at 1.0% to 1.5% over the prime rate (9.25% at December 31, 1995). The Revolving Loan was collateralized by accounts receivable, equipment and other assets of the Company and was guaranteed by certain of the Company's shareholders. The agreement contained restrictive covenants which, among other things, required the maintenance of certain financial ratios, restricted future indebtedness and limited capital expenditures and the amount of compensation and distributions to the Company's shareholders.

6.       LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following (in thousands):

                                                 DECEMBER 31,
                                         ---------------------------
                                            1996            1995
                                         ---------        ----------
Capital lease obligations                  $ 6,814        $  1,246
Note payable to a bank                           -             417
Installment loans payable
    to a bank                                    -             447
                                           -------        --------
                                             6,814           2,110
Less current maturities                      2,624           1,182
                                           -------        --------
                                           $ 4,190        $    928
                                           =======        ========

         The Company's note payable to a bank (the "Note") as of December 31, 1995, bearing interest at the prime rate plus 0.5%, was payable in monthly installments and matured in October 1996. Certain property and equipment was pledged as collateral under the Note. The Company was required, under the terms of the Note, to meet certain financial covenants including, but not limited to, a pre-established tangible net worth level and a funded debt to tangible net worth ratio. The Note was also guaranteed by the Company's then majority shareholder.

         Certain property and equipment used in the Company's operations was financed through several installment loans with a bank at interest rates ranging from 9.75% to 12.0%. These installment loans had maturities through 1998 but were repaid prior thereto from proceeds received from the Initial Public Offering (see Note 3 - Public Offerings). The installment loans were collateralized by certain property and equipment and were guaranteed by one or both of the Company's then majority shareholders.

         Based on the borrowing rates available to the Company for bank loans with similar terms and average maturities, the fair value of bank debt approximates carrying value.

7.       LEASE COMMITMENTS

         The Company's operations are conducted in leased facilities which have initial terms generally ranging from two to ten years. Substantially all leases contain renewal options which extend the lease terms in increments of three to five years. The Company also has certain equipment leases which have terms of up to five years, of which the latest expiration date occurs in 2000. Rent expense under operating leases was $3,347,000, $776,000 and $622,000 for 1996, 1995 and
1994, respectively.

         Future minimum lease payments under capital and operating leases, including the annual rentals due on the related party leases discussed in Note 9
- Related Party Transactions, at December 31, 1996 are as follows (in thousands):

                                                            CAPITAL            OPERATING
                                                            LEASES              LEASES
                                                            -------          ------------

1997                                                        $ 3,192             $  4,253
1998                                                          2,953                4,418
1999                                                          1,478                4,118
2000                                                            119                3,017
2001                                                              -                2,173
Thereafter                                                        -                8,767
                                                            -------             --------
       Total minimum lease payments                           7,742             $ 26,746
                                                                                ========
Less amount representing interest                               928
                                                            -------
Present value of net minimum lease
  payments under capital leases                               6,814
Less current maturities                                       2,624
                                                            -------
Long-term obligation                                        $ 4,190
                                                            =======


         Additionally, the Company is committed to future minimum payments under leases which it has entered into for facilities not in operation as of December 31, 1996, totaling approximately $5,699,000 over a 5- to 10-year period, excluding discretionary renewal options. Payment on these leases will generally commence with occupancy.

8.       SIGNIFICANT CLIENTS

         A significant portion of the Company's business is dependent upon several large clients. For the years ended December 31, 1996, 1995 and 1994, the Company's five largest clients accounted for approximately 81%, 77% and 50% of revenues, respectively. As of December 31, 1996, 1995 and 1994, approximately 69%, 77% and 27%, respectively, of the Company's accounts receivable were from the five largest clients. Accounts receivable represents the Company's greatest concentration of credit risk and is subject to the financial condition of its largest clients. The Company does not require collateral or other security to support clients' receivables. The Company conducts periodic reviews of its clients' financial condition and vendor payment practices to minimize collection risks on trade accounts receivable.

         During 1996, 1995 and 1994, certain clients individually accounted for more than 10% of the Company's total revenues. The clients and their related percentage of total revenues were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------
                                                 1996             1995              1994
                                              ------------     ------------      ------------

                Company A                         68%               42%              12%
                Company B                          *                17%               *
                Company C                          *                 *               13%
                Company D                          *                 *               11%

----------

*Accounted for less than 10% of total revenues for the year indicated.

9.       RELATED PARTY TRANSACTIONS

         The Company leases certain real property, on a month-to-month basis, from a corporation that is wholly-owned by the Company's then majority shareholder. Rent expense under this lease was $264,000, $194,000 and $211,000 for 1996, 1995 and 1994, respectively. During 1996, but prior to the completion of the Initial Public Offering, the Company entered into various lease agreements with the related party corporation for this real property providing for aggregate annual rentals of approximately $288,000. The primary lease term is five years with a renewal option for an additional five-year period. The Company also subleases another facility and a parking lot and leases an additional parking lot from a partnership jointly owned by certain of its shareholders. The term of these subleases expires in January 1999 and the lease expires in June 2001, with annual rentals aggregating approximately $222,000.

         The Company has guaranteed mortgage loans of the corporate affiliate mentioned above along with the guarantees of its then majority shareholder. At December 31, 1996, 1995 and 1994, the outstanding balance on these loans was $1,183,000, $1,222,000 and $1,309,000, respectively. During 1996, the Company's then majority shareholder agreed to indemnify the Company as to its guarantee obligation on the loans.

         Amounts shown as due from shareholders represent non-interest-bearing advances ($343,070 and $93,841 as of December 31, 1995 and 1994, respectively) offset by notes payable to shareholders of $136,000 as of December 31, 1995. Interest on the notes payable to shareholders was at a rate of 6.0% per annum, payable on demand. The shareholders repaid the net amounts due to the Company during the third quarter of 1996.

         The Company elected the majority owner of one of its customers to its Board of Directors in October 1996. The Company has a receivable from this customer of approximately $71,000 and $29,000 as of December 31, 1996 and 1995, respectively. In addition, sales commissions on revenues generated from various other customers were paid to this director. Total commissions and fees earned by this director were approximately $68,000 and $115,000 for 1996 and 1995, respectively. On January 2, 1997, this individual became an executive officer of the Company.

10.      INCOME TAXES

         As described in Note 2 - Summary of Significant Accounting Policies, on July 16, 1996, the Company converted from an S corporation to a C corporation and adopted the asset and liability method of accounting for income taxes. As a result of such conversion, actual income taxes reflected in the statement of operations for 1996 are representative of the period from and including July 16, 1996.

         The components of the income tax provision for the year ended December 31, 1996 are as follows (in thousands):

              Current:
                  Federal                                            $2,438
                  State                                                 417
                                                                     ------
                                                                      2,855
                                                                     ------
              Deferred:
                  Federal                                               147
                  State                                                  25
                                                                     ------
                                                                        172
                                                                     ------
                                                                     $3,027
                                                                     ======

         A reconciliation of the difference between the actual income tax provision and income taxes computed at the U.S. Federal statutory tax rate for the year ended December 31, 1996 is as follows (in thousands):

                  U.S. Federal statutory tax rate applied to
                      pre-tax income                                 $3,807
                  State income taxes, net of Federal benefit            287
                  Nondeductible expenses                                 99
                  Deferred income taxes recorded due to
                      change in tax status                               90
                  Income not subject to taxation at the corporate
                      level due to S corporation election            (1,256)
                                                                     ------
                         Income tax provision                        $3,027
                                                                     ======

         The significant components of the net deferred tax liability as of December 31, 1996 are as follows (in thousands):

                  Deferred tax assets:
                      Accrued stock options                          $   23
                      Allowances and reserves                         1,205
                      Other                                              93
                                                                     ------
                                                                      1,321
                  Deferred tax liability:
                      Property and equipment                          1,493
                                                                     ------
                          Net deferred tax liability                 $ (172)
                                                                     ======

11.      CAPITAL STOCK

         On May 1, 1996, the Company's shareholders approved an increase in the number of authorized shares of common stock from 100 shares to 100 million shares and a reduction in the par value per share of common stock from $1.00 to $0.01. The Company also authorized 25 million shares, par value $0.01, of preferred stock, the terms of which have not yet been determined. The Company has no present plans to issue any preferred stock.

         On May 31, 1996, the Company declared a share dividend of an aggregate of 12,734,900 shares of common stock, $0.01 par value, immediately payable to its shareholders of record in order to effect the equivalent of a 127,350-for-1 stock split to increase the number of shares of common stock outstanding from 100 shares to 12,735,000 shares. On June 20, 1996, the Company declared a share dividend of an aggregate total of 3,665,000 shares of common stock, $0.01 par value, immediately payable to its shareholders of record in order to effect the equivalent of a 1.287789556-for-1 stock split to increase the number of shares of common stock outstanding from 12,735,000 shares to 16,400,000 shares. Shareholders' equity has been restated to give retroactive recognition to the stock splits in prior years by reclassifying from retained earnings to common stock the par value of the additional shares arising from the splits. All applicable share and per share data have been adjusted for the stock splits.

         On February 16, 1996, the Company's principal shareholders sold 10% of their shares of common stock to two of the Company's executive officers for $0.55 per share, the then fair market value of such shares.

         Prior to the consummation of the Initial Public Offering, the Company's Board of Directors declared the Dividend payable in cash to the then current shareholders of the Company of approximately $5,243,000. The Dividend was equal to the Company's estimate of its cumulative taxable income prior to the conversion to a C corporation to the extent such taxable income had not previously been distributed. The Dividend is subject to adjustment based upon actual cumulative taxable income as finally determined.

12.      STOCK-BASED COMPENSATION PLANS

         On May 31, 1996, the Company adopted the 1996 Incentive Stock Plan (the "Employee Stock Plan") and the 1996 Non-employee Director Stock Option Plan (the "Director Stock Plan"; together with the Employee Stock Plan, the "Stock Plans"). Officers, key employees and certain non-employee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units under the Employee Stock Plan. Participation in the Director Stock Plan is limited to members of the Company's Board of Directors who are not salaried officers or employees of the Company. The Company has reserved 1,931,684 shares of common stock for issuance under the Employee Stock Plan and 96,584 shares of common stock for issuance under the Director Stock Plan, after giving effect to the previously described stock splits by way of share dividends, and subject in each case to further anti-dilution adjustments.

         Prior to the establishment of a compensation committee (the "Committee") of the Board of Directors, the Employee Stock Plan was administered by the Board of Directors of the Company. The Board of Directors or the Committee are authorized to determine, among other things, the key employees to whom, and the times at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price. The Board of Directors or the Committee also determines the treatment to be afforded to a participant in the Employee Stock Plan in the event of termination of employment for any reason, including death, disability or retirement. Under the Employee Stock Plan, the maximum term of an incentive stock option is 10 years and the maximum term of a non-qualified stock option is 15 years. Incentive stock options under the Employee Stock Plan are required to be granted at an exercise price equal to that of 100% of the fair market value at the date of grant. Non-qualified options under the Employee Stock Plan are required to be granted at an exercise price not less than 85% of the fair market value at the date of grant, except for options covering up to 50,000 shares which may be granted at an exercise price equal to or in excess of par value (or $0.01 per share) (the "$0.01 Options"). With the exception of the $0.01 Options covering 21,000 shares, non-qualified options granted under the Employee Stock Plan through December 31, 1996 have been granted at 100% of the fair market value at the date of grant.

         The Director Stock Plan provides for annual grants of non-qualified stock options to each non-employee director of the Company. The options allow such directors to annually purchase up to 2,500 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. These options will have a term of ten years and vest in equal installments over three years. Stock options to purchase 5,000 shares at an exercise price of $43.00 per share were granted under the Director Stock Plan during 1996.

         On July 16, 1996, an executive officer of the Company was granted a non-qualified stock option to purchase 21,000 shares of common stock at an exercise price of $0.01 per share under the Employee Stock Plan. In accordance with APB 25, the difference between the fair market value of the common stock and the exercise price, which amounted to $304,290, was recorded as unearned compensation (a separate component of shareholders' equity) and is being recognized over the related three-year vesting period. Amortization of the unearned compensation recorded in the accompanying financial statements in accordance with APB 25 resulted in $152,000 in compensation expense for 1996.

         During 1996, two then non-employee consultants were granted options under the Employee Stock Plan to purchase an aggregate total of 85,000 shares of common stock at various exercise prices equal to 100% of the fair market values at the dates of grant. Pursuant to the application of SFAS 123 in accounting for these non-employee stock options, the Company recorded $387,000 in unearned compensation which is being amortized ratably over the related vesting periods. Amortization of the unearned compensation recorded in the accompanying financial statements in accordance with SFAS 123 resulted in $87,000 in compensation expense for 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield based on the Company's current dividend policy; expected volatility of the underlying stock of 15%; risk-free interest rate of 6.45% covering the related option periods; and expected lives of the options of three years based on the related vesting periods.

         In October 1995, SFAS 123 was issued by the FASB and, if fully adopted, changes the methods for recognition of compensation expense for stock-based compensation plans similar to those of the Company. Adoption of SFAS 123 is optional with respect to the Company's Stock Plans; however, proforma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below.

         The fair value of each option grant under the Company's Stock Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: no dividend yield based on the Company's current dividend policy; expected volatility of the underlying stock of 15%; risk-free interest rates ranging from 5.92% to 6.74% covering the related option periods; and expected lives of the options of 3 to 8 years based on the related vesting periods.

         A summary of the status of the Company's Stock Plans as of December 31, 1996 and changes during the year then ended is presented below:

                                                                              WEIGHTED-AVERAGE
                                                           SHARES              EXERCISE PRICE
                                                           ------             ----------------
Outstanding at beginning of year                                 -                $     -
Granted:
    Pursuant to the Initial Public Offering (1)            272,000                  13.38(2)
    Subsequent to the Initial Public Offering              651,000                  31.83
                                                           -------
                                                           923,000                  26.39
Exercised                                                        -                      -
Forfeited                                                  (18,250)                 14.50
                                                           -------
Outstanding at end of year                                 904,750                  26.63
                                                           =======

Options exercisable at year-end                              5,000
Weighted-average fair value of options
    granted during the year                               $  10.49

----------

(1) No stock options were initially granted upon adoption of the Company's Stock Plans but rather initially as a result of the Initial Public Offering, with the effective date of such offering (July 16, 1996) representing the grant date for these stock options.

(2) Includes the $0.01 Options covering 21,000 shares which were granted on July 16, 1996. The remainder of these stock options were granted at an exercise price of $14.50 per share.

         The following table summarizes information about stock options outstanding at December 31, 1996:

                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                           ----------------------------------------------------     -----------------------------
                                                 WEIGHTED-
                                                  AVERAGE           WEIGHTED-                         WEIGHTED-
      RANGE OF                NUMBER             REMAINING          AVERAGE            NUMBER          AVERAGE
      EXERCISE              OUTSTANDING      CONTRACTUAL LIFE       EXERCISE        EXERCISABLE        EXERCISE
       PRICES               AT 12/31/96           (YEARS)             PRICE         AT 12/31/96         PRICE
----------------------     --------------    ------------------    ------------     -------------    ------------

$0.01 (1)                       21,000             6.54             $   0.01                -         $      -
$14.50 (2)                     232,750             6.54                14.50            5,000            14.50
$16.75 to $27.25               289,500             6.46                22.73                -                -
$34.88 to $38.13                52,500             4.90                36.18                -                -
$38.38 to $43.00               309,000             7.50                39.62                -                -
                               -------                                                  -----          -------
$0.01 to $43.00                904,750             6.73                26.63            5,000          $ 14.50
                               =======                                                  =====          =======

----------

(1) As noted herein, the Employee Stock Plan provides for options covering up to 50,000 shares which may be granted at an exercise price equal to or in excess of par value (or $0.01 per share).

(2) Represents the price at which the shares of common stock were sold in the Initial Public Offering effective July 16, 1996.

         Had compensation cost for the Company's Stock Plans been determined based on the fair value at the grant dates for awards under the Stock Plans consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share in 1996 would have been reduced to the proforma amounts indicated below (in thousands, except per share data):

                Proforma net income(1):
                   As reported                                 $   6,519
                   Proforma                                        5,913

                Proforma net income per common share(1):
                   As reported                                 $    0.36
                   Proforma                                         0.33

---------

(1) Includes a provision for Federal and state income taxes as if the Company were a C corporation for the entire year pursuant to its change in income tax status from an S corporation to a C corporation. For further details, see Note 2 - Summary of Significant Accounting Policies.

         The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. The Company anticipates that additional awards will be granted in future years.

13.      RETIREMENT PLANS

         The Company has adopted a profit sharing plan (the "Profit Sharing Plan") which covers substantially all employees who have been employed with the Company for at least two years and are at least 21 years of age. Under the terms of the Profit Sharing Plan, the Company makes elective contributions to the Profit Sharing Plan, the allocation of which to employees is based on relative salary. Discretionary contributions to the Profit Sharing Plan were $15,000 for 1994. The Company did not contribute to the Profit Sharing Plan during 1996 and 1995.

         Effective January 1, 1997, the Company amended the Profit Sharing Plan to include certain 401(k) savings plan features (as amended, the "Profit Sharing/401(k) Plan"). Under the provisions of the Profit Sharing/401(k) Plan, employees meeting certain eligibility requirements may contribute a maximum of 15% of pre-tax gross wages, subject to certain restrictions imposed pursuant to the Internal Revenue Code. Company contributions are at the discretion of its Board of Directors. Vesting occurs over a six-year period at the rate of 20% per year, beginning after the second year of service.

14.      CONTINGENCIES

         The Company is not involved in any legal proceedings that, individually or in the aggregate, will have a material adverse effect on the Company or its operations if decided adversely to the Company.

                        PRECISION RESPONSE CORPORATION
                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                 YEAR ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)



                                                  ADDITIONS
                                                 CHARGED TO
                                    BEGINNING     COST AND                          ENDING
         DESCRIPTION                 BALANCE     EXPENSES(1)    DEDUCTIONS(2)      BALANCE
---------------------------------    -------     -----------    -------------      -------
Year ended December 31, 1996:
   Allowance for doubtful accounts
   and sales allowances               $ 60         $5,215          $2,625           $2,650

Year ended December 31, 1995:
   Allowance for doubtful accounts
   and sales allowances                 97            365             402               60

Year ended December 31, 1994:
   Allowance for doubtful accounts
   and sales allowances                 50            105              58               97




-------------

(1) Amounts charged to bad debt expense and sales credits were $2,105 and $3,110 in 1996, respectively, and $10 and $355 in 1995, respectively.

(2)  Deductions represent customer accounts written-off and sales credits.