Form 10-Q
period 1997-03-31
PRECISION RESPONSE CORP
filed 1997-05-15
CIK 1013058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended MARCH 31, 1997


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



                  1505 N.W. 167TH STREET, MIAMI, FLORIDA 33169
               (Address of principal executive offices) (Zip code)


                                 (305) 626-4600
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         ON MAY 12, 1997, THE REGISTRANT HAD 21,512,000 OUTSTANDING SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                         PRECISION RESPONSE CORPORATION

                                      INDEX


                                     PART I.


ITEM NO.                                                                        PAGE(S)
--------                                                                        -------
      1.     FINANCIAL STATEMENTS

             Balance Sheets -
                  March 31, 1997 (Unaudited) and December 31, 1996                  3

             Statements of Operations (Unaudited) -
                  Three months ended March 31, 1997 and 1996                        4

             Statements of Cash Flows (Unaudited) -
                  Three months ended March 31, 1997 and 1996                        5

             Notes to Financial Statements                                        6-7

      2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                      8-13


                                    PART II.

      2.    CHANGES IN SECURITIES                                                  14

      6.    EXHIBITS AND REPORTS ON FORM 8-K                                       14

            Signatures                                                             15



                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         PRECISION RESPONSE CORPORATION
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31, 1997   DECEMBER 31, 1996
                                                                  (UNAUDITED)
                                                                --------------   -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $  31,996       $   7,262
    Accounts receivable, net of allowances
        of $2,876 and $2,650, respectively                             37,230          30,049
    Deferred income taxes                                               1,720           1,321
    Prepaid expenses and other current assets                           3,529           2,999
                                                                    ---------       ---------
            Total current assets                                       74,475          41,631
Property and equipment, net                                            60,304          42,034
Other assets                                                            4,627           4,750
                                                                    ---------       ---------
            Total assets                                            $ 139,406       $  88,415
                                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations                     $   2,468       $   2,624
    Accounts payable                                                   15,916          17,294
    Accrued compensation expenses                                       2,583           4,078
    Income taxes payable                                                 --             1,645
    Other accrued expenses                                              3,136           1,721
    Customer deposits                                                   1,819           2,420
                                                                    ---------       ---------
            Total current liabilities                                  25,922          29,782
Long-term obligations, less current maturities                          5,369           4,190
Deferred income taxes                                                   2,498           1,493
                                                                    ---------       ---------
            Total liabilities                                          33,789          35,465
                                                                    ---------       ---------

Commitments and contingencies                                            --              --

Shareholders' equity:
    Common stock, $0.01 par value; 100,000,000
        shares authorized; 21,512,000 and
        20,000,000 issued and outstanding,
        respectively                                                      215             200
    Additional paid-in capital                                         97,082          47,808
    Retained earnings                                                   8,686           5,394
    Unearned compensation                                                (366)           (452)
                                                                    ---------       ---------
            Total shareholders' equity                                105,617          52,950
                                                                    ---------       ---------
            Total liabilities and shareholders' equity              $ 139,406       $  88,415
                                                                    =========       =========



   The accompanying notes are an integral part of these financial statements.

                         PRECISION RESPONSE CORPORATION
                            STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                               FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                           -------------------------------
                                                               1997                1996
                                                           ------------       ------------
REVENUES                                                   $     38,015       $     11,626
                                                           ------------       ------------
OPERATING EXPENSES:
    Cost of services                                             27,497              8,672
    Selling, general and administrative expenses                  5,203              2,064
                                                           ------------       ------------
            Total operating expenses                             32,700             10,736
                                                           ------------       ------------
            Operating income                                      5,315                890

OTHER INCOME (EXPENSE):
    Interest income                                                 345               --
    Interest expense                                               (173)              (136)
                                                           ------------       ------------
            INCOME BEFORE INCOME TAXES                            5,487                754
Income tax provision                                              2,195               --
                                                           ------------       ------------
            NET INCOME                                     $      3,292       $        754
                                                           ============       ============

            NET INCOME PER COMMON SHARE                    $       0.16
                                                           ============

PROFORMA DATA:
    Income before proforma income taxes                                       $        754
    Proforma provision for income
        taxes relating to S corporation                                                312
                                                                              ------------
            PROFORMA NET INCOME                                               $        442
                                                                              ============

            PROFORMA NET INCOME PER
                COMMON SHARE                                                  $       0.03
                                                                              ============

Weighted average number of common
        shares outstanding                                   21,024,300         16,527,061
                                                           ============       ============




   The accompanying notes are an integral part of these financial statements.

                         PRECISION RESPONSE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                  --------------------
                                                                                    1997           1996
                                                                                 --------       --------
Cash flows from operating activities:
    Net income                                                                   $  3,292       $    754
    Adjustments to reconcile net income to net
        cash used in operating activities:
        Depreciation and amortization                                               2,078            325
        Provision for bad debts and sales allowances                                  535             26
        Amortization of unearned compensation                                          86           --
        Deferred income tax expense                                                   606           --
    Changes in operating assets and liabilities:
        Accounts receivable                                                        (7,716)        (2,998)
        Prepaid expenses and other current assets                                    (530)           154
        Other assets                                                                  609            (44)
        Accounts payable                                                           (1,378)           877
        Accrued compensation expenses                                              (1,495)          (162)
        Income taxes payable                                                       (1,645)          --
        Other accrued expenses                                                      1,415            (33)
        Customer deposits                                                            (601)           111
                                                                                 --------       --------
            Net cash used in operating activities                                  (4,744)          (990)
                                                                                 --------       --------

Cash flows from investing activities:
    Purchases of property and equipment, net                                      (18,363)          (479)
    Software development costs                                                       (785)          --
                                                                                 --------       --------
            Net cash used in investing activities                                 (19,148)          (479)
                                                                                 --------       --------

Cash flows from financing activities:
    Proceeds from revolving credit loan                                              --            1,750
    Payments on long-term obligations                                                (664)          (340)
    Net proceeds from issuance of common stock                                     49,290           --
    Net advances to shareholders                                                     --             (156)
                                                                                 --------       --------
            Net cash provided by financing activities                              48,626          1,254
                                                                                 --------       --------

Net increase (decrease) in cash and cash equivalents                               24,734           (215)

Cash and cash equivalents at beginning of period                                    7,262            266
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $ 31,996       $     51
                                                                                 ========       ========

Supplemental schedule of non-cash investing and financing activities:
    Installment loans and capital lease obligations                              $  1,687       $    407
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

2.  INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The balance sheet at December 31, 1996 included herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of results that may be expected for the full fiscal years. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996 filed with the SEC on March 31, 1997.

         Certain amounts in the 1996 financial statements have been reclassified to conform with the current year presentation.

3.  PUBLIC OFFERING

         Effective January 29, 1997 (the actual closing date was February 4,
1997), the Company and certain selling shareholders completed an equity offering of 4,740,000 shares of the Company's common stock (the "Common Stock") at an offering price of $35.125 per share (the "Second Equity Offering"). Of the 4,740,000 shares of Common Stock, 1,500,000 shares were sold by the Company. Net proceeds to the Company from the Second Equity Offering in the amount of $49.2 million, after deducting $3.5 million in costs associated with the offering, are being used for call center expansion, other capital expenditures necessary to support the Company's growth, working capital and other general corporate purposes.

4.  REVENUES

         Revenues for the three months ended March 31, 1997 included $32.8 million of the Company's traditional teleservicing, database marketing and management and fulfillment services. Additional revenues of $5.2 million were generated during the quarter from the transfer of teleservicing-based software applications, primarily in conjunction with the Company's teleservicing activities. These transfers produced significantly higher margins than would have been the case had the Company developed unique applications for these customers. Such transfers of existing teleservicing-based applications were made in lieu of developing new but functionally similar applications over time for these customers.

5.  PROPERTY AND EQUIPMENT

         Property and equipment is comprised of both owned property and property under capital leases, the details of which are set forth below (in thousands):

                                           MARCH 31, 1997                              DECEMBER 31, 1996
                               --------------------------------------       --------------------------------------
                                OWNED          LEASED         TOTAL           OWNED         LEASED         TOTAL
                                -----          ------         -----           -----         ------         -----
Telecommunications
    equipment                  $ 15,058       $  5,759       $ 20,817       $  9,312       $  4,940       $ 14,252
Computer equipment               23,141          5,741         28,882         16,601          4,933         21,534
Leasehold improvements           13,025           --           13,025          8,289           --            8,289
Furniture and fixtures            4,892            973          5,865          2,741            973          3,714
Other                               186             60            246            995           --              995
                               --------       --------       --------       --------       --------       --------
                                 56,302         12,533         68,835         37,938         10,846         48,784
Accumulated
    depreciation
    and amortization             (6,120)        (2,411)        (8,531)        (4,736)        (2,014)        (6,750)
                               --------       --------       --------       --------       --------       --------
                               $ 50,182       $ 10,122       $ 60,304       $ 33,202       $  8,832       $ 42,034
                               ========       ========       ========       ========       ========       ========


6.  PROFORMA DISCLOSURES

         On July 16, 1996, the Company converted from an S corporation to a C corporation and adopted the asset and liability method of accounting for income taxes. Proforma net income for the three months ended March 31, 1996 includes a proforma provision for Federal and state income taxes as if the Company were subject to such taxes as a C corporation for the entire period. This proforma provision is computed using a combined Federal and state tax rate of 37.6%.

7.  STOCK OPTIONS

         During the first quarter of 1997, the Company granted options to purchase 278,000 shares of Common Stock to three employees pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan. These options were granted at the fair market value of the Common Stock at the date of grant at exercise prices ranging from $33.38 to $35.38 per share, with terms of seven years and vesting rates of 20% per year, except for an option to purchase 200,000 shares granted to an executive officer of the Company which vests at the rate of one-third on each of the third, fifteenth and twenty-seventh month anniversaries of the date of grant. During the first quarter of 1997, options to purchase 7,000 shares at an exercise price of $0.01 per share and 5,000 shares at an exercise price of $14.50 per share were exercised and outstanding options covering 16,000 shares were canceled.

         During the first quarter of 1997, the Company granted an option to purchase 2,500 shares of Common Stock to a non-employee director pursuant to the 1996 Non-employee Director Stock Option Plan. This option has an exercise price of $33.75 per share (the fair market value of the Common Stock at the date of grant), a term of ten years and vests in equal installments over three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

OVERVIEW AND BASIS OF PRESENTATION

         The Company currently offers its customers single source, integrated solutions for their teleservicing, database marketing and management and fulfillment needs. The Company's primary source of revenue is teleservicing activities which are comprised of both inbound (customer-initiated) and outbound (Company-initiated) calls. The majority of teleservicing revenues are derived from inbound calls, which represented 91% of teleservicing revenues and 63% of total revenues for the three months ended March 31, 1997 as compared to 82% of teleservicing revenues and 56% of total revenues for the three months ended March 31, 1996.

         Information services provided by the database marketing and management group typically include the design, development and implementation of software applications for use in a particular client program and the integration of the Company's systems with those of its clients. Additionally, although the Company's core business is providing teleservices on an outsourced basis to its clients, certain clients prefer to "co-source" certain programs whereby the Company and the client will jointly manage programs, with the Company making available to the client certain software, systems and services.

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

         Costs associated with servicing the Company's clients, consisting primarily of certain costs incurred in the operations of call centers and the fulfillment facility, such as rent for real property and leased equipment, insurance, property taxes and certain departmental overhead directly related to revenue-producing departments, were reclassified from selling, general and administrative expenses to cost of services beginning in the fourth quarter of 1996, with all previously reported periods restated accordingly.

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data, as a percentage of revenues, for the periods indicated:


                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                          ------------------------
                                                             1997           1996
                                                          -----------    ---------
SELECTED OPERATING RESULTS:
    Revenues                                                 100.0%       100.0%
    Cost of services                                          72.3         74.5
    Selling, general and administrative expenses              13.7         17.8
                                                           -------      -------
        Operating income                                      14.0          7.7
    Interest income                                            0.9         --
    Interest expense                                          (0.5)        (1.2)
                                                           -------      -------
        Income before income taxes                            14.4          6.5
    Income tax provision (1)                                   5.8         --
                                                           -------      -------
        Net income (1)                                         8.6%         6.5%
                                                           =======      =======
PROFORMA DATA (1):
    Income before proforma income taxes                                     6.5%
    Proforma provision for income
        taxes relating to S corporation                                     2.7
                                                                        -------
        Proforma net income                                                 3.8%
                                                                        =======

-----------

(1) On July 16, 1996, the Company converted from an S corporation to a C corporation. Accordingly, the Company was an S corporation during the three months ended March 31, 1996 and was not subject to Federal and state income taxes. Proforma net income includes a provision for income taxes using a combined Federal and state tax rate of 37.6%.

REVENUES

         Revenues increased by $26.4 million, or 227%, for the three months ended March 31, 1997 in comparison to the same period of the prior year. The principal components of revenues are teleservicing activities (representing 68.9% and 68.5% of revenues for the three months ended March 31, 1997 and 1996, respectively) and information services (representing 24.2% and 17.2% of revenues for the three months ended March 31, 1997 and 1996, respectively), with the balance primarily represented by fulfillment services. The number of call centers in operation increased from three as of March 31, 1996 to eight as of March 31, 1997. Since March 31, 1996, the Company has opened six new call centers and converted one smaller call center to administrative offices. Workstation capacity increased substantially from 980 as of March 31, 1996 to approximately 4,400 as of March 31, 1997, including 940 workstations added in late March 1997 which, as a result of the timing of the new call center's opening, did not generate any revenues for the three-month period ended March 31, 1997. In addition, the workstations in the call center opened in late December 1996 were still in the process of "ramping up" at the end of the first quarter of 1997.

         Teleservicing activities, principally inbound services, accounted for the majority of the revenue growth during the three months ended March 31, 1997 with an increase of $18.2 million, or 229%, to $26.2 million from $8.0 million in the comparable period of the prior year. Major factors contributing to the increase in teleservicing revenues were primarily the addition of several new programs for existing clients in the telecommunications industry as well as the addition of new clients, principally in the direct broadcasting and telecommunications equipment industries.

         Revenues from information services increased by $7.2 million, or 360%, to $9.2 million for the three months ended March 31, 1997 from $2.0 million in the comparable period of 1996 due to the increased development of systems for clients and the transfers of teleservicing-based application software.

COST OF SERVICES

         Cost of services generally include all direct and some indirect costs incurred in connection with the Company's revenue-producing departments, including, but not limited to, labor, telephone expenses directly related to revenue-generating activities, equipment under operating leases used in the call centers and fulfillment facility, direct overhead for all such operational facilities, such as rent, security and insurance, and depreciation and amortization of property and equipment used in operations. Cost of services increased by $18.8 million, or 217.1%, for the three months ended March 31, 1997 as compared to the same period of the prior year, principally as a result of the growth in operations. The decrease in cost of services, as a percentage of revenues, from 74.5% for the three months ended March 31, 1996 to 72.3% for the three months ended March 31, 1997 was attributable to greater operational efficiencies derived from mature client programs and to significantly higher margins associated with the transfer of teleservicing-based application software, partially offset by volume pricing for certain large teleservicing programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses generally include the costs of central services the Company provides to support and manage its operations, including senior management, sales and marketing, human resources, as well as finance and accounting functions. The increase of $3.1 million, or 152%, in selling, general and administrative expenses for the three months ended March 31, 1997 as compared to the same period of the prior year was primarily due to increases in sales commissions and administrative salaries and benefits to support the Company's growth. As a percentage of revenues, selling, general and administrative expenses decreased from 17.8% for the three months ended March 31, 1996 to 13.7% for the three months ended March 31, 1997 principally as a result of the absorption of such costs by an increased base of revenues.

INTEREST, NET

         Interest income, net of interest expense, was $172,000 for the three months ended March 31, 1997 as compared to interest expense, net of interest income, totaling $136,000 for the three months ended March 31, 1996. This improvement reflected additional interest income generated during the three months ended March 31, 1997 from the investment of a portion of the net proceeds from the Second Equity Offering and the absence of borrowings from the Company's existing credit facility during the current quarter. See Note 3 - Public Offering of the notes to the financial statements. The proceeds from borrowings during the three months ended March 31, 1996 were primarily obtained from the then existing revolving loan and capital lease financing.

INCOME TAXES

         Prior to the Company's initial public offering of its Common Stock completed in July 1996 (the "Initial Public Offering"), the Company was an S corporation and, accordingly, was not subject to Federal and state income taxes. Therefore, the three-month period ended March 31, 1996 does not include a provision for Federal and state income taxes.

PROFORMA NET INCOME

         Proforma net income increased by $2.8 million, or 645%, to $3.3 million for the three months ended March 31, 1997 from $0.4 million in the comparable period of the prior year primarily as a result of the increase in pretax income stemming from the Company's growth in operations. Proforma net income for the three months ended March 31, 1996 includes a proforma provision for Federal and state income taxes as if the Company were subject to such taxes as a C corporation for that period. The Company was a C corporation throughout the three months ended March 31, 1997; therefore, net income during the three months ended March 31, 1997 includes the appropriate provision under such income tax status.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the Initial Public Offering, the Company funded its operations and capital expenditures primarily through cash flows from operations, bank borrowings and capital lease financing. During the first quarter of 1997, the Company obtained additional liquidity from the net proceeds of the Second Equity Offering.

         Effective January 29, 1997 (the actual closing date was February 4,
1997), the Company and certain selling shareholders completed the Second Equity Offering at an offering price of $35.125 per share. Of the 4,740,000 shares of Common Stock, 1,500,000 shares were sold by the Company. Net proceeds to the Company from the Second Equity Offering in the amount of $49.2 million, after deducting $3.5 million in costs associated with the offering, are being used for call center expansion, other capital expenditures necessary to support the Company's growth, working capital and other general corporate purposes.

         The Company has a revolving credit facility (the "Senior Revolving Facility") which provides for revolving loans in an aggregate principal amount not to exceed $15.0 million and matures in May 1999. The Company may borrow up to 85% of eligible accounts receivable. The Senior Revolving Facility is primarily collateralized by accounts receivable. Based upon eligible accounts receivable and no outstanding borrowings under the Senior Revolving Facility as of March 31, 1997, availability thereunder was $15.0 million as of March 31, 1997. The Senior Revolving Facility accrues interest at the Company's option at the prime rate plus 0.5% or the LIBOR rate plus 3.0%. The Company pays a fee of 0.25% per annum on unused commitments under the Senior Revolving Facility. The Company is required, under the terms of the Senior Revolving Facility, to maintain certain financial covenants, including minimum tangible net worth and earnings. The agreement also contains certain restrictions on additional indebtedness, capital expenditures and the declaration and payment of dividends.

         Net cash used in operating activities was $4.7 million and $1.0 million for the three months ended March 31, 1997 and March 31, 1996, respectively. The $3.7 million increase in net cash used in operating activities during the three months ended March 31, 1997 in comparison to the same period of the prior year was primarily due to the use of cash to finance accounts receivable relating to the significant growth in revenues and the payment of estimated income taxes as a result of the Company's C corporation income tax status.

         The Company's working capital as of March 31, 1997 and December 31, 1996 was $48.6 million and $11.8 million, respectively. Major factors contributing to the $36.8 million increase in working capital for the three months ended March 31, 1997 were net proceeds provided by the Second Equity Offering and a $7.2 million increase in accounts receivable. The $1.4 million reduction in accounts payable was due, in part, to the Company's favorable cash position resulting from the Second Equity Offering. The net increase in accounts receivable was due to the Company's growth in operations.

         Net cash used in investing activities in the amounts of $19.1 million and $0.5 million for the three months ended March 31, 1997 and 1996, respectively, was principally for capital expenditures. Workstation capacity increased from 3,220 as of December 31, 1996 to 4,400 as of March 31, 1997. The major increases in capital expenditures for the three months ended March 31, 1997 were telecommunications and computer equipment principally attributable to the increase in the Company's total workstation capacity and, to a lesser extent, leasehold improvements for the new call center to house the additional workstations. In addition, the Company expended $0.8 million during the three-month period ended March 31, 1997 for the internal development of software which is being used as part of the Company's teleservicing programs or otherwise marketed to clients.

         Capital expenditures, including the capitalized value of property and equipment, were $20.8 million and $0.9 million for the three months ended March 31, 1997 and 1996, respectively. Capital expenditures for 1997 are expected to total $45.0 million for the fiscal year. This capital program, which is subject to continuing change and review, currently includes the projected opening of four new call centers throughout the remainder of 1997 with an anticipated aggregate workstation capacity of 1,500. Workstation capacity as of December 31, 1997 is expected to approximate 5,900.

         Net cash provided by financing activities was $48.6 million and $1.3 million for the three months ended March 31, 1997 and 1996, respectively. During the three months ended March 31, 1997, the Company raised additional capital from the Second Equity Offering and used a portion of the net proceeds provided by such offering principally to fund anticipated workstation capacity growth. Borrowings during the three months ended March 31, 1996 were primarily from the Company's then existing revolving credit loan and were principally used for working capital needs.

         The Company believes that funds generated from operations, the net proceeds from the Second Equity Offering, available borrowings under the Senior Revolving Facility and lease financing will be sufficient to finance its planned capital expenditures and anticipated growth at least through 1997. The Company's long-term capital requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long term, the Company would need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

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

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation and development of new client relationships, the maintenance of existing client relationships and programs, the successful marketing of the Company's information services and teleservicing-based application software, the opening of new call centers in accordance with strategic plans, the recruitment and retention of qualified personnel, the continued enhancement of telecommunications, computer and information technologies and operational and financial systems, the continued and anticipated growth in industry trends towards outsourcing of telephone-based marketing and customer service operations (particularly in the telecommunications, transportation, consumer products and food and beverage industries), changes in competition and the forms of direct sales and marketing techniques, general economic conditions, costs of telephone services, financing and leasing of equipment, the adequacy of cash flows from operations and available financings to fund capital needs and future growth, changes in governmental rules and regulations applicable to the Company and other risks in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control; in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

                                    PART II.

ITEM 2.       CHANGES IN SECURITIES

(c)        Sales of Unregistered Securities

         The Company did not issue or sell any unregistered securities during the quarter ended March 31, 1997, except as follows:

         (i) The Company granted options to purchase 278,000 shares of Common Stock to three employees pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan. Of these options, 200,000 were granted at an exercise price of $35.38 per share and 78,000 were granted at an exercise price of $33.38 per share. These options have a term of seven years and vest at the rate of 20% per year, except for an option to purchase 200,000 shares granted to an executive officer of the Company which vests at the rate of one-third on each of the third, fifteenth and twenty-seventh month anniversaries of the date of grant.

         (ii) The Company also granted an option to purchase 2,500 shares of Common Stock to a non-employee director pursuant to the 1996 Non-employee Director Stock Option Plan. This option has an exercise price of $33.75 per share, a term of ten years and vests in equal installments over three years.

         The foregoing stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

                                INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                                        DESCRIPTION OF EXHIBIT                                       PAGE
  -------                                       ----------------------                                       ----

    3.2             Amendment to Article II, Section 6 of the Bylaws of the Company
                    effective on February 19, 1997


   27.1             Financial Data Schedule (for SEC use only)



(b)        Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PRECISION RESPONSE CORPORATION
                                         (Registrant)

                               By: /s/ Paul M. O'Hara
                                   --------------------------------------------
                                   Paul M. O'Hara
                                   Senior Vice President - Finance
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
Dated:  May 15, 1997