Form 10-Q
period 1997-06-30
PRECISION RESPONSE CORP
filed 1997-08-14
CIK 1013058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 1997

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the transition period from ____________ to _____________

                         Commission file number: 0-20941

                         PRECISION RESPONSE CORPORATION
             (Exact name of Registrant as specified in its charter)


                  FLORIDA                                 59-2194806
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

                  1505 N.W. 167TH STREET, MIAMI, FLORIDA 33169
               (Address of principal executive offices)(Zip code)

                                 (305) 626-4600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         ON AUGUST 12, 1997, THE REGISTRANT HAD 21,512,000 OUTSTANDING SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

                                      INDEX


ITEM NO.                                                                            PAGE(S)
--------                                                                            -------
                                     PART I.

      1.    FINANCIAL STATEMENTS

            Consolidated Balance Sheets -
                 June 30, 1997 (Unaudited) and December 31, 1996................        3

            Consolidated Statements of Operations (Unaudited) -
                 Three and six months ended June 30, 1997 and 1996..............        4

            Consolidated Statements of Cash Flows (Unaudited) -
                 Six months ended June 30, 1997 and 1996........................        5

            Notes to Consolidated Financial Statements..........................      6-8

      2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS......................................     9-14

                                     PART II.

      2.    CHANGES IN SECURITIES...............................................       15

      4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................       15

      6.    EXHIBITS AND REPORTS ON FORM 8-K....................................       16

            Signatures..........................................................       17

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               JUNE 30,
                                                                                 1997               December 31,
                                                                             (UNAUDITED)               1996
                                                                            ---------------       --------------
ASSETS
Current assets:
    Cash and cash equivalents...........................................        $ 13,985               $ 7,262
    Accounts receivable, net of allowances
        of $2,102 and $2,650, respectively..............................          43,201                30,049
    Income taxes receivable.............................................           3,848                     -
    Deferred income taxes...............................................           1,794                 1,321
    Prepaid expenses and other current assets...........................           4,937                 2,999
                                                                            ---------------      ----------------
            Total current assets .......................................          67,765                41,631
Property and equipment, net.............................................          63,055                42,034
Other assets............................................................           5,276                 4,750
                                                                            ---------------      ----------------
            Total assets................................................        $136,096               $88,415
                                                                            ===============      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations.........................        $  2,456                 2,624
    Accounts payable....................................................           8,989                17,294
    Accrued compensation expenses.......................................           4,368                 4,078
    Income taxes payable................................................               -                 1,645
    Other accrued expenses..............................................           3,505                 1,721
    Customer deposits...................................................           2,352                 2,420
                                                                            ---------------      ----------------
            Total current liabilities...................................          21,670                29,782
Long-term obligations, less current maturities..........................           4,786                 4,190
Deferred income taxes...................................................           3,761                 1,493
                                                                            ---------------      ----------------
            Total liabilities...........................................        $ 30,217               $35,465
                                                                            ---------------      ----------------

Commitments and contingencies...........................................               -                     -

Shareholders' equity:
    Common stock, $0.01 par value; 100,000,000
        shares authorized; 21,512,000 and
        20,000,000 issued and outstanding,
        respectively....................................................             215                   200
    Additional paid-in capital..........................................          96,957                47,808
    Retained earnings...................................................           8,987                 5,394
    Unearned compensation...............................................            (280)                 (452)
                                                                            ---------------      ----------------
            Total shareholders' equity..................................         105,879                52,950
                                                                            ---------------      ----------------
            Total liabilities and shareholders' equity..................        $136,096               $88,415
                                                                            ===============      ================

        The accompanying notes are an integral part of these consolidated financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                          ENDED JUNE 30,                       ENDED JUNE 30,
                                                   -----------------------------       -------------------------------
                                                      1997             1996                1997              1996
                                                   ------------     ------------       -------------      ------------
REVENUES.......................................    $   35,963       $   21,919         $    73,978        $    33,545
                                                   ------------     ------------       -------------      ------------
OPERATING EXPENSES:
    Cost of services...........................        29,294           16,462              56,791             25,134
    Selling, general and administrative
       expenses................................         6,070            3,037              11,273              5,101
                                                   ------------     ------------       -------------      ------------
            Total operating expenses...........        35,364           19,499              68,064             30,235
                                                   ------------     ------------       -------------      ------------
            Operating income...................           599            2,420               5,914              3,310

OTHER INCOME (EXPENSE):
    Interest income............................           352                -                 697                  -
    Interest expense...........................          (160)            (264)               (333)              (400)
                                                   ------------     ------------       -------------      ------------
            INCOME BEFORE INCOME TAXES.........           791            2,156               6,278              2,910
Income tax provision...........................           316                -               2,511                  -
                                                   ------------     ------------       -------------      ------------
            NET INCOME.........................    $      475       $    2,156         $     3,767        $     2,910
                                                   ============     ============       =============      ============

            NET INCOME PER COMMON SHARE........    $     0.02                          $      0.18
                                                   ============                        =============

PROFORMA DATA:
    Income before proforma income taxes........                     $    2,156                            $     2,910

    Proforma provision for income
        taxes relating to S corporation........                            858                                  1,170
                                                                    ------------                          ------------
            PROFORMA NET INCOME................                     $    1,298                            $     1,740
                                                                    ============                          ============

            PROFORMA NET INCOME PER
                COMMON SHARE...................                     $     0.08                            $      0.11
                                                                    ============                          ============

Weighted average number of common
        shares outstanding.....................        21,512           16,527              21,269             16,527
                                                   ============     ============       =============      ============












        The accompanying notes are an integral part of these consolidated financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           FOR THE SIX MONTHS
                                                                                             ENDED JUNE 30,
                                                                                     ----------------------------
                                                                                        1997            1996
                                                                                     ------------    ------------
Cash flows from operating activities:
    Net income...............................................................          $   3,767     $    2,910
    Adjustments to reconcile net income to net cash used in
      operating activities:
        Depreciation and amortization........................................              4,932            760
        Provision for bad debts and sales allowances.........................              2,171              -
        Amortization of unearned compensation................................                172              -
        Deferred income tax expense..........................................              1,795              -
    Changes in operating assets and liabilities, excluding
      effects of acquisition:
        Accounts receivable..................................................            (15,323)       (13,807)
        Income taxes receivable..............................................             (3,848)             -
        Prepaid expenses and other current assets............................             (1,938)          (268)
        Other assets.........................................................                473            (81)
        Accounts payable.....................................................             (8,497)         5,193
        Accrued compensation expenses........................................                290          1,063
        Income taxes payable.................................................             (1,645)             -
        Other accrued expenses...............................................              1,784            918
        Customer deposits....................................................                (68)           421
                                                                                     ------------    ------------
            Net cash used in operating activities............................            (15,935)        (2,891)
                                                                                     ------------    ------------

Cash flows from investing activities:
    Cash acquired in acquisition, net of cash paid...........................                192              -
    Purchases of property and equipment, net.................................            (23,605)        (2,838)
    Software development costs...............................................             (1,660)             -
                                                                                     ------------    ------------
            Net cash used in investing activities............................            (25,073)        (2,838)
                                                                                     ------------    ------------

Cash flows from financing activities:
    Proceeds from revolving credit loan......................................                  -          6,581
    Payments on long-term obligations........................................             (1,259)          (661)
    Net proceeds from issuance of common stock...............................             49,164              -
    Dividends paid...........................................................               (174)             -
    Prepaid IPO costs........................................................                  -           (242)
    Net advances to shareholders.............................................                  -           (216)
                                                                                     ------------    ------------
            Net cash provided by financing activities........................             47,731          5,462
                                                                                     ------------    ------------

Net increase (decrease) in cash and cash equivalents.........................              6,723           (267)

Cash and cash equivalents at beginning of period.............................              7,262            267
                                                                                     ------------    ------------
Cash and cash equivalents at end of period...................................          $  13,985     $        -
                                                                                     ============    ============
Supplemental schedule of non-cash investing and financing activities:
        Installment loans and capital lease obligations......................          $   1,687     $    6,329
                                                                                     ============    ============
        Accrued IPO costs....................................................          $       -     $      386
                                                                                     ============    ============



        The accompanying notes are an integral part of these consolidated financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  OPERATIONS AND BASIS OF PRESENTATION

         Precision Response Corporation and subsidiaries (the "Company") is a full-service provider of teleservicing, database marketing and management, and fulfillment services on an outsourced and cosourced basis to large corporations.

         During the second quarter of 1997, the Company acquired for $100 all of the outstanding capital stock of the general contracting company whose sole business was to manage and oversee the subcontractors who constructed the leasehold improvements necessary to make the Company's new call centers operational. At the date of acquisition, this entity had cash and accounts payable of approximately $192,000. As such, this entity is now a wholly-owned subsidiary of the Company. All material accounts and transactions between the Company and such subsidiary have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim unaudited consolidated financial statements. The balance sheet at December 31, 1996 included herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of results that may be expected for the full fiscal years. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996 filed with the SEC on March 31, 1997.

         Certain amounts in the 1996 financial statements have been reclassified to conform with the current year presentation.

2.  PUBLIC OFFERING

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

3.  REVENUES

         Revenues for the three and six months ended June 30, 1997 included $31.4 million and $64.2 million, respectively, of the Company's traditional teleservicing, database marketing and management and fulfillment services. Additional revenues of $4.6 million and $9.8 million were generated during the

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



three and six months ended June 30, 1997, respectively, from the transfer of teleservicing-based software applications. Such transfers of existing teleservicing-based software applications were made in lieu of developing new but functionally similar applications over time for these customers. These transfers produced substantially higher margins than would have been the case had the Company developed unique applications for these customers, thereby generating all of the Company's operating income for the three and six months ended June 30, 1997.

4.  PROPERTY AND EQUIPMENT

         Property and equipment is comprised of both owned property and property under capital leases, the details of which are set forth below (in thousands):

                                          JUNE 30, 1997                              DECEMBER 31, 1996
                              ---------------------------------------      --------------------------------------
                                OWNED        LEASED         TOTAL            OWNED       LEASED         TOTAL
                              ----------    ----------    -----------      ----------   ----------    -----------
Telecommunications
    equipment.............     $ 17,137     $  4,947      $  22,084        $  9,312     $  4,940      $  14,252
Computer equipment........       25,178        5,105         30,283          16,601        4,933         21,534
Leasehold improvements....       14,817            -         14,817           8,289            -          8,289
Furniture and fixtures....        6,575            -          6,575           2,741          973          3,714
Other.....................          248           70            318             995            -            995
                              ----------    ----------    -----------      ----------   ----------    -----------
                                 63,955       10,122         74,077          37,938       10,846         48,784
Accumulated depreciation
    and amortization......       (9,247)      (1,775)       (11,022)         (4,736)      (2,014)        (6,750)
                              ----------    ----------    -----------      ----------   ----------    -----------
                               $ 54,708     $  8,347      $  63,055        $ 33,202     $  8,832      $  42,034
                              ==========    ==========    ===========      ==========   ==========    ===========

5.  PROFORMA DISCLOSURES AND DIVIDENDS PAID

         On July 16, 1996, the Company converted from an S corporation to a C corporation and adopted the asset and liability method of accounting for income taxes. Proforma net income for the three and six months ended June 30, 1996 include a proforma provision for Federal and state income taxes as if the Company were subject to such taxes as a C corporation for the entire period. This proforma provision is computed using a combined Federal and state tax rate of 37.6%.

         During the three months ended June 30, 1997, the Company's final tax filing as an S corporation was completed and filed. As a result, a $174,000 dividend was paid to the Company's existing shareholders prior to the Company's initial public offering of its Common Stock completed in July 1996 (the "Initial Public Offering"), pursuant to the S corporation tax allocation and indemnification agreement, as a final distribution of the Company's accumulated taxable income prior to conversion to C corporation status.

6.  EARNINGS PER SHARE

         During the first quarter of 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE ("SFAS No. 128"), which supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE. SFAS No. 128 is effective for financial statements for both interim and annual periods after December 15, 1997. Early application is prohibited; however, the Company believes that had the provisions of SFAS No. 128 been applicable to the accompanying consolidated financial

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements, earnings per share amounts would not be materially different than the amounts reported herein.

7.  RELATED PARTY TRANSACTIONS

         During the three and six months ended June 30, 1997, the Company paid approximately $200,000 in fees to charter an aircraft in connection with business travel for the Company's personnel. The aircraft is owned by an entity of which the Company's chairman and chief executive officer is the sole shareholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW AND BASIS OF PRESENTATION

         The Company currently offers its customers single source, integrated solutions for their teleservicing, database marketing and management and fulfillment needs. The Company's primary source of revenue is teleservicing activities which are comprised of both inbound (customer-initiated) and outbound (Company-initiated) calls. The majority of teleservicing revenues, excluding account services, are derived from inbound calls, which represented approximately 75% of teleservicing revenues and 52% of total revenues for the three months ended June 30, 1997 as compared to approximately 67% of teleservicing revenues and 49% of total revenues for the three months ended June 30, 1996. For the six months ended June 30, 1997, teleservicing revenues, excluding account services, derived from inbound calls represented approximately 83% of teleservicing revenues and 59% of total revenues as compared to approximately 73% of teleservicing revenues and 53% of total revenues for the same period of the prior year.

         Information services provided by the database marketing and management group typically include the design, development and implementation of software applications for use in a particular client program and the integration of the Company's systems with those of its clients. Additionally, although the Company's core business is providing teleservices on an outsourced basis to its clients, certain clients prefer to "cosource" certain programs whereby the Company and the client will jointly manage programs, with the Company making available to the client certain software, systems and services.

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

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data, as a percentage of revenues, for the periods indicated:

                                                   FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                      ENDED JUNE 30,                 ENDED JUNE 30,
                                                 --------------------------     -------------------------
                                                    1997           1996           1997           1996
                                                 -----------    -----------     ----------    -----------
SELECTED OPERATING RESULTS:
    Revenues..................................     100.0%          100.0%         100.0%        100.0%
    Cost of services..........................      81.5            75.1           76.8          74.9
                                                 -----------    -----------     ----------    -----------
    Gross margin..............................      18.5            24.9           23.2          25.1
    Selling, general and administrative
       expenses...............................      16.8            13.9           15.2          15.2
                                                 -----------    -----------     ----------    -----------
            Operating income..................       1.7%           11.0%           8.0%          9.9%
                                                 ===========    ===========     ==========    ===========

REVENUES

         Revenues for the three and six months ended June 30, 1997 were $36.0 million and $74.0 million, respectively, an increase of $14.0 million (64.1%) and $40.4 million (120.5%) over the comparable periods in the prior year. The principal components of revenues are teleservicing activities, which include account services (representing approximately 73.0% of revenues for both the three and six months ended June 30, 1997 and 76.0% of revenues for both the three and six months ended June 30, 1996), and information services (representing approximately 23.5% of revenues for both the three and six months ended June 30, 1997 and 22.0% of revenues for both the three and six months ended June 30, 1996), with the balance primarily represented by fulfillment services.

         The number of call centers in operation increased from six as of June 30, 1996 to nine as of June 30, 1997, including the opening of one new call center in both the first and second quarters of 1997 and the conversion of one small call center into administrative offices in the first quarter of 1997. Correspondingly, workstation capacity increased from approximately 2,090 workstations as of June 30, 1996 to approximately 4,500 workstations as of June 30, 1997. For the three months ended June 30, 1997, the Company's workstation capacity exceeded its requirements for the level of business the Company experienced. As of June 30, 1997, approximately 1,600 workstations were not being utilized to generate revenues. The Company is attempting to accelerate the award of additional work from existing clients in order to expedite the utilization of these workstations.

         Teleservicing activities, principally inbound services, accounted for the majority of the revenue growth during both the three and six months ended June 30, 1997. Revenues from teleservicing activities for the three and six months ended June 30, 1997 were $26.3 million and $54.2 million, respectively, an increase of $9.6 million (57.5%) and $28.4 million (110.5%) over the comparable periods in the prior year. Major factors contributing to the increase in teleservicing revenues were the addition of several new programs for existing clients as well as the addition of new clients, principally in the direct broadcasting and telecommunications equipment industries.

         Revenues from information services for the three and six months ended June 30, 1997 were $8.3 million and $17.7 million, respectively, an increase of $3.2 million (62.7%) and $10.5 million (145.8%) over the comparable periods in the prior year. These increases were primarily attributable to the transfers of teleservicing-based application software. The transfers of teleservicing-based application software amounted to $4.6 million and $9.8 million for the three and six months ended June 30, 1997.

Such transfers produce substantially higher margins than other information services (which involve the development of unique, individual customer-based applications) and generated all of the Company's operating income in both the three and six months ended June 30, 1997. During the three months ended June 30, 1997, the Company did not complete the number of transfers that it had anticipated which, if completed, would have increased revenues and net income for the period. The Company intends to continue to market the transfer of teleservicing-based application software. Due to the substantially higher margins on these transfers, the Company's operating results could be significantly impacted based upon the success of the Company in effecting these transactions in any future period.

COST OF SERVICES

         Cost of services generally include all direct and some indirect costs incurred in connection with the Company's revenue-producing departments, including, but not limited to, labor, telephone expenses directly related to revenue-generating activities, equipment under operating leases used in the call centers and fulfillment facility, direct overhead for all such operational facilities, such as rent, security and insurance, and depreciation and amortization of property and equipment used in operations. Cost of services increased by $12.8 million (77.9%), and $31.7 million (126.0%), for the three and six months ended June 30, 1997, respectively, as compared to the same period of the prior year, principally as a result of the growth in operations.

         The increase in cost of services, as a percentage of revenues, from 75.1% for the three months ended June 30, 1996 to 81.5% for the three months ended June 30, 1997 and from 74.9% for the six months ended June 30, 1996 to 76.8% for the six months ended June 30, 1997 was primarily attributable to the Company's expansion of its infrastructure. This included increasing the number of call centers and related workstations in anticipation of providing increased services to the Company's largest customer. That increase in services did not materialize leaving the Company with excess capacity and a higher than desired cost structure for the second quarter of 1997 and for at least the remainder of 1997. Additionally, during the three month period ended June 30, 1997, costs were incurred in connection with systems development work which the Company elected not to bill as incentives to accelerate the award of additional work from existing clients in order to expedite the utilization of the Company's unused capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") generally include the costs of central services the Company provides to support and manage its operations, including senior management, sales and marketing, human resources, as well as finance and accounting functions. The increase of $3.0 million (99.9%) and $6.2 million (121.0%) in SG&A for the three and six months ended June 30, 1997, respectively, as compared to the same period of the prior year, was primarily due to increases in sales commissions and administrative salaries and benefits to support the Company's growth along with increases in the provision for the allowance for doubtful accounts and general liability reserves.

         The increase in SG&A as a percentage of revenues, from 13.9% for the three months ended June 30, 1996 to 16.8% for the three months ended June 30, 1997 (SG&A remained the same as a percentage of sales for the six months ended June 30, 1997 and 1996) was primarily attributable to the addition of management personnel during the second quarter of 1997 to support the continuing growth of the Company.

INTEREST, NET

         Interest income, net of interest expense, was $192,000 and $364,000 for the three and six months ended June 30, 1997, respectively, as compared to interest expense of $264,000 and $400,000 for the three and six months ended June 30, 1996, respectively. This improvement reflects the ability of the Company to generate interest income during the first half of 1997 from the investment of a portion of the net proceeds from the Second Equity Offering and the absence of borrowings from the Company's existing credit facility. See Note 2-Public Offering of the notes to the consolidated financial statements. The proceeds from borrowings during the six months ended June 30, 1996 were primarily obtained from the then existing revolving loan and capital lease financing.

INCOME TAXES

         Prior to the Initial Public Offering, the Company was an S corporation and, accordingly, was not subject to Federal and state income taxes. Therefore, both the three and six month periods ended June 30, 1996 do not include a provision for Federal and state income taxes.

NET INCOME AND NET INCOME PER SHARE

         For the three months ended June 30, 1997, net income was $0.5 million compared to proforma net income of $1.3 million for the comparable period of 1996. Net income per share for the three months ended June 30, 1997 was $.02, compared to proforma net income per share of $.08 in 1996. The earnings per share calculation for the quarter ended June 30, 1997 is based on approximately 30% more shares outstanding relative to the comparable period of 1996.

         For the six months ended June 30, 1997, net income was $3.8 million compared to proforma net income of $1.7 million for the comparable period of 1996. Net income per share for the six months ended June 30, 1997 increased to $0.18 from proforma net income per share of $0.11 in 1996. The earnings per share calculation for the six months ended June 30, 1997 is based on approximately 29% more shares outstanding relative to the comparable period of 1996.

         Proforma net income for both the three and six months ended June 30, 1996 includes a proforma provision for Federal and state income taxes as if the Company were subject to such taxes as a C corporation for that period. The Company was a C corporation throughout the six months ended June 30, 1997; therefore, net income for the three and six months ended June 30, 1997 includes the appropriate provision under such income tax status.

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

         The Company has a revolving credit facility (the "Senior Revolving Facility") which provides for revolving loans in an aggregate principal amount not to exceed $15.0 million and matures in May 1999. The Company may borrow up to 85% of eligible accounts receivable. The Senior Revolving Facility is primarily collateralized by accounts receivable. Based upon eligible accounts receivable and no outstanding borrowings under the Senior Revolving Facility as of June 30, 1997, availability thereunder was $15.0 million as of June 30, 1997. The Senior Revolving Facility accrues interest at the Company's option at the prime rate plus 0.5% or the LIBOR rate plus 3.0%. The Company pays a fee of 0.25% per annum on unused commitments under the Senior Revolving Facility. The Company is required, under the terms of the Senior Revolving Facility, to maintain certain financial covenants, including minimum tangible net worth and earnings. The agreement also contains certain restrictions on additional indebtedness, capital expenditures and the declaration and payment of dividends.

         At June 30, 1997, the Company had cash and cash equivalents of $14.0 million and total debt of $7.2 million. Net cash used in operating activities was $15.9 million and $2.9 million for the six months ended June 30, 1997 and 1996, respectively. The $13.0 million increase in net cash used in operating activities during the first half of 1997 was primarily due to the use of proceeds from the Second Equity Offering to strengthen the Company's working capital position and the payment of estimated income taxes as a result of the Company's C corporation income tax status offset by the growth in income before non-cash charges.

         Capital spending totaled $25.1 million for the six months ended June 30, 1997 compared to $2.8 million for the same period of the prior year. Workstation capacity increased from approximately 3,220 as of December 31, 1996 to approximately 4,500 as of June 30, 1997. The major increases in capital expenditures for the first half of 1997 were telecommunications and computer equipment principally attributable to the increase in the Company's total workstation capacity and, to a lesser extent, leasehold improvements for the new call centers (one in the first quarter and one in the second quarter of 1997) to house the additional workstations. In addition, the Company expended $1.6 million during the first half of 1997 for the internal development of software which is being used as part of the Company's teleservicing programs or otherwise marketed to clients.

         Net cash provided by financing activities was $47.7 million and $5.5 million for the six months ended June 30, 1997 and 1996, respectively. During the six months ended June 30, 1997, the Company raised additional capital from the Second Equity Offering and used a portion of the net proceeds provided by such offering principally to fund anticipated workstation capacity growth. Borrowings during the six months ended June 30, 1996 were primarily from the Company's then existing revolving credit loan and were principally used for working capital needs.

         The Company believes that funds generated from operations, the net proceeds from the Second Equity Offering, available borrowings under the Senior Revolving Facility and lease financing will be sufficient to finance its planned capital expenditures and anticipated growth through 1997. Additionally, the Company is currently negotiating the terms of a new credit facility for funding of future growth. The Company's long-term capital requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long term, the Company would need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

FLUCTUATIONS IN QUARTERLY RESULTS

         The Company experiences quarterly variations in revenues and operating income principally as a result of the timing of clients' marketing campaigns and customer service programs, the commencement of new contracts, changes in the Company's revenue mix among its various services offered to clients and the timing of additional operating expenses to acquire and support new business. In addition, the termination or completion of a large customer service program or the loss or delay in implementation of a large customer service program or in a transfer of teleservicing-based application software could cause the Company to experience such quarterly variations.

         Relative to revenue mix, due to the significantly higher margins generated from revenue earned from the transfers of teleservicing-based application software, fluctuations in gross and operating margins may occur whenever such revenue mix fluctuates from quarter to quarter.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "may" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks, factors and uncertainties related to and including, without limitation, the Company's effective and timely initiation and development of new client relationships and programs, the maintenance of existing client relationships and programs (particularly since the Company's agreements with its clients generally do not assure the Company will generate a specific level of revenue, do not designate the Company as the exclusive service provider and are terminable on short notice), the successful marketing of the Company's information services and teleservicing-based application software, the opening of new call centers in accordance with strategic plans and in a timely and economic manner consistent with existing capacity requirements, the recruitment and retention of qualified personnel, the continued enhancement of telecommunications, computer and information technologies and operational and financial systems, the continued and anticipated growth in industry trends towards outsourcing and cosourcing of telephone-based marketing and customer service operations (particularly in the telecommunications, transportation, consumer products and food and beverage industries), changes in competition and the forms of direct sales and marketing techniques, consumer interest in, and use of, the Company's clients' products and services, general economic conditions, costs of telephone services, financing and leasing of equipment, the adequacy of cash flows from operations and available financings to fund capital needs and future growth, changes in governmental rules and regulations applicable to the Company and other risks set forth in this report and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control; in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

                                    PART II.

ITEM 2.   CHANGES IN SECURITIES

(c)      Sales of Unregistered Securities

         The Company did not issue or sell any unregistered securities during the quarter ended June 30, 1997, except as follows:

         (i) The Company granted options to purchase 861,000 shares of Common Stock to 104 employees pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan (the "Incentive Stock Plan"). Of these options, 230,000 were granted at an exercise price of $16.00 per share, 100,000 were granted at an exercise price of $17.625 per share, 480,000 were granted at an exercise price of $21.125 per share and 51,000 were granted at an exercise price of $21.9375 per share. These options have a term of seven years and vest at the rate of 20% per year, except for (1) an option to purchase 100,000 shares which vested in full on the date of grant and has a ten year term, (2) an option to purchase 150,000 shares, 40,000 of which shares vest at the rate of 33 1/3% per year and 110,000 of which shares vest at the rate of 20% per year and (3) an option to purchase 60,000 shares, 10,000 of which shares vested on date of grant and 50,000 of which shares vest at the rate of 20% per year.

         (ii) The Company also granted an option to purchase 2,500 shares of Common Stock to each of two non-employee directors pursuant to the 1996 Non-employee Director Stock Option Plan. Each option has an exercise price of $21.125 per share, a term of ten years and vests in equal installments over three years.

         The foregoing stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 15, 1997, the Company held its 1997 annual meeting of shareholders (the "Annual Meeting").

(b) One matter voted on at the Annual Meeting was the election of all eight directors of the Company. The eight nominees, who were all existing directors of the Company and nominees of the Company's Board of Directors, were re-elected at the Annual Meeting as directors of the Company, receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

NOMINEES FOR DIRECTORS             FOR ELECTION             ABSTENTIONS
--------------------------     ---------------------     ----------------

Mark J. Gordon                 17,180,543 (99.96%)         6,585 (.04%)
David L. Epstein               17,180,878 (99.96%)         6,250 (.04%)
Richard D. Mondre              17,180,878 (99.96%)         6,250 (.04%)
James F. Murray                17,180,878 (99.96%)         6,250 (.04%)
Bernard J. Kosar, Jr.          17,180,878 (99.96%)         6,250 (.04%)
Christian Mustad               17,180,878 (99.96%)         6,250 (.04%)
Neil A. Natkow                 17,180,878 (99.96%)         6,250 (.04%)
Richard N. Krinzman            17,180,878 (99.96%)         6,250 (.04%)

(c) The only other matter voted upon at the Annual Meeting was a proposal to approve an amendment to the Incentive Stock Plan increasing the number of shares of Common Stock reserved for issuance under the Incentive Stock Plan to 3,000,000 shares. The proposal, which was approved, received the votes of the holders of the number of shares of Common Stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

                                         VOTES                   PERCENTAGE
                                    -----------------          ----------------

                  For                   15,736,829                  91.56%
                  Against                1,445,799                   8.41%
                  Abstain                    4,500                   0.03%

(d)      Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                    DESCRIPTION OF EXHIBIT
------------    --------------------------------------------------------------------------------

   10.1         Precision Response Corporation Amended and Restated 1996 Incentive Stock Plan
                (as amended through May 15, 1997)

   10.2         Employment Agreement dated as of April 15, 1997 between the Company and
                Thomas C. Teper

   10.3         Employment Agreement dated as of April 15, 1997 between the Company and
                Colleen Williams

   27.1         Financial Data Schedule (for SEC use only)

(b)    Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PRECISION RESPONSE CORPORATION
                                                    (Registrant)


                                           By: /s/ PAUL M. O'HARA
                                               --------------------------------
                                               Paul M. O'Hara
                                               Senior Vice President - Finance
                                               and Chief Financial Officer


                                           By: /s/ THOMAS F. JENNINGS, JR.
                                               --------------------------------
                                               Thomas F. Jennings, Jr.
                                               Vice President and Controller
                                               (Principal Accounting Officer)


Dated:  August 14, 1997