Form 10-Q
period 1997-09-30
PRECISION RESPONSE CORP
filed 1997-11-14
CIK 1013058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                For the quarterly period ended SEPTEMBER 30, 1997


     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


               For the transition period from ________ to________


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         ON NOVEMBER 12, 1997, THE REGISTRANT HAD 21,512,000 OUTSTANDING SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

                                      INDEX



ITEM NO.                                            PART I.                                     PAGE(S)

      1.            FINANCIAL STATEMENTS

                    Consolidated Balance Sheets -
                         September 30, 1997 (Unaudited) and December 31, 1996                      3

                    Consolidated Statements of Operations (Unaudited) -
                         Three and Nine months ended September 30, 1997 and 1996                   4

                    Consolidated Statements of Cash Flows (Unaudited) -
                         Nine months ended September 30, 1997 and 1996                             5

                    Notes to Consolidated Financial Statements                                   6-9

      2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS                                              10-17

                                                   PART II.

      6.            EXHIBITS AND REPORTS ON FORM 8-K                                             18

                    Signatures                                                                   19


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             SEPTEMBER 30,
                                                                                  1997             DECEMBER 31,
                                                                              (UNAUDITED)              1996
                                                                            ---------------      ----------------
ASSETS
Current assets:
    Cash and cash equivalents                                                $     6,102             $   7,262
    Accounts receivable, net of allowances
        of $2,038 and $2,650, respectively                                        40,265                30,049
    Income taxes receivable                                                        8,046                     -
    Deferred income taxes                                                          1,140                 1,321
    Prepaid expenses and other current assets                                      4,888                 2,999
                                                                            -----------------    ----------------
            Total current assets                                                  60,441                41,631
Property and equipment, net                                                       61,638                42,034
Deferred income taxes                                                              4,328                     -
Other assets                                                                       4,246                 4,750
                                                                            -----------------    ----------------
            Total assets                                                       $ 130,653              $ 88,415
                                                                            =================    ================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term obligations                              $     2,370             $   2,624
    Accounts payable                                                              11,606                17,294
    Restructuring accrual                                                          4,759                     -
    Accrued compensation expenses                                                  4,428                 4,078
    Income taxes payable                                                               -                 1,645
    Other accrued expenses                                                        11,156                 1,721
    Customer deposits                                                              3,253                 2,420
                                                                            -----------------    ----------------
            Total current liabilities                                             37,572                29,782
Long-term obligations, less current maturities                                     4,183                 4,190
Deferred income taxes                                                                  -                 1,493
                                                                            -----------------    ----------------
            Total liabilities                                                     41,755                35,465
                                                                            -----------------    ----------------

Commitments and contingencies                                                          -                     -

Shareholders' equity:
    Common stock, $0.01 par value; 100,000,000 shares
        authorized; 21,512,000 and 20,000,000 issued
        and outstanding, respectively                                                215                   200
    Additional paid-in capital                                                    96,957                47,808
    Retained earnings (accumulated deficit)                                       (8,080)                5,394
    Unearned compensation                                                           (194)                 (452)
                                                                            -----------------    ----------------
            Total shareholders' equity                                            88,898                52,950
                                                                            -----------------    ----------------
            Total liabilities and shareholders' equity                        $  130,653              $ 88,415
                                                                            =================    ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                   -----------------------------       -------------------------------
                                                      1997             1996                1997              1996
                                                   ------------     ------------       -------------      ------------
REVENUES                                            $  32,002         $ 30,009          $ 105,980           $ 63,554
                                                   ------------     ------------       -------------      ------------
OPERATING EXPENSES:
    Cost of services                                   37,837           22,956             94,628             48,090
    Selling, general and administrative
       expenses                                        11,014            3,461             22,287              8,562
    Restructuring and asset impairment charges         11,591                -             11,591                  -
                                                   ------------     ------------       -------------      ------------
            Total operating expenses                   60,442           26,417            128,506             56,652
                                                   ------------     ------------       -------------      ------------
            Operating (loss) income                   (28,440)           3,592            (22,526)             6,902
OTHER INCOME (EXPENSE):
    Interest income                                       162              224                859                224
    Interest expense                                     (168)            (383)              (501)              (783)
                                                   ------------     ------------       -------------      ------------
            (LOSS) INCOME BEFORE INCOME TAXES         (28,446)           3,433            (22,168)             6,343
Income tax (benefit) provision                        (11,378)           1,206             (8,867)             1,206
                                                   ------------     ------------       -------------      ------------
            NET (LOSS) INCOME                       $ (17,068)      $    2,227          $ (13,301)        $    5,137
                                                   ============     ============       =============      ============

            NET LOSS PER COMMON SHARE              $    (0.79)                         $    (0.62)
                                                   ============                        =============

PROFORMA DATA:

    Income before proforma income taxes                              $  3,433                              $   6,343
    Proforma provision for income taxes
      relating to S corporation                                         1,373                                  2,543
                                                                    ------------                          ------------
            PROFORMA NET INCOME                                     $   2,060                              $   3,800
                                                                    ============                          ============

            PROFORMA NET INCOME PER
                COMMON SHARE                                        $    0.11                              $    0.22
                                                                    ============                          ============

Weighted average number of common
        shares outstanding                             21,512          19,245              21,351             17,440
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

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,

                                                                                     ----------------------------
                                                                                        1997            1996
                                                                                     ------------    ------------
Cash flows from operating activities:
    Net (loss) income                                                                  $ (13,301)    $    5,137
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
        Depreciation and amortization                                                      8,301          1,830
        Provision for bad debts and sales allowances                                       3,558            875
        Amortization of unearned compensation                                                258             61
        Restructuring and asset impairment charges                                         6,832              -
        Deferred income tax expense                                                       (5,640)           708
    Changes in operating assets and liabilities, excluding effects of acquisition:
        Accounts receivable                                                              (13,844)       (28,019)
        Income taxes receivable                                                           (8,046)             -
        Prepaid expenses and other current assets                                         (3,070)        (2,052)
        Other assets                                                                        (640)          (515)
        Accounts payable                                                                  (5,880)         9,872
        Restructuring accrual                                                              4,759              -
        Accrued compensation expenses                                                        350            660
        Income taxes payable                                                              (1,645)           499
        Other accrued expenses                                                             8,460          1,153
        Customer deposits                                                                    833            506
                                                                                     ------------    ------------
            Net cash used in operating activities                                        (18,715)        (9,285)
                                                                                     ------------    ------------

Cash flows from investing activities:
    Cash acquired in acquisition, net of cash paid                                           192              -
    Purchases of property and equipment                                                  (29,679)       (16,882)
                                                                                     ------------    ------------
            Net cash used in investing activities                                        (29,487)       (16,882)
                                                                                     ------------    ------------

Cash flows from financing activities:
    Proceeds from revolving credit loan                                                        -         25,595
    Payments on revolving credit loan                                                          -        (28,591)
    Payments on long-term obligations                                                     (1,948)        (2,497)
    Net proceeds from issuance of common stock                                            49,164         47,375
    Dividends paid                                                                          (174)        (5,243)
    Net payments from shareholders                                                             -            207
                                                                                     ------------    ------------
            Net cash provided by financing activities                                     47,042         36,846
                                                                                     ------------    ------------

Net (decrease) increase in cash and cash equivalents                                      (1,160)        10,679

Cash and cash equivalents at beginning of period                                           7,262            267
                                                                                     ============    ============
Cash and cash equivalents at end of period                                           $     6,102     $   10,946
                                                                                     ============    ============
Supplemental schedule of non-cash investing and financing activities:
        Installment loans and capital lease obligations                              $     1,687     $    7,780
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

         During the second quarter of 1997, the Company acquired for $100 all of the outstanding capital stock of the general contracting company whose sole business was to manage and oversee the subcontractors who constructed the leasehold improvements necessary to make the Company's new call centers operational. At the date of acquisition, this entity had cash and accounts payable of approximately $192,000. As such, this entity is now a wholly-owned subsidiary of the Company. Additionally, during the third quarter of 1997, the Company, for certain business and tax purposes, established three other subsidiaries to be utilized as the Company continues to grow. No significant activity occurred in any of these new subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated interim financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim unaudited consolidated financial statements. As discussed in Note 8, the Company incurred certain non-recurring charges during the quarter ended September 30, 1997. The balance sheet at December 31, 1996 included herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of results that may be expected for the full fiscal years. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996 filed with the SEC on March 31, 1997.

         Certain amounts in the 1996 financial statements have been reclassified to conform with the current year presentation.

2.  PUBLIC OFFERING

         Effective January 29, 1997 (the actual closing date was February 4,
1997), the Company and certain selling shareholders completed an equity offering of 4,740,000 shares of the Company's common stock (the "Common Stock") at an offering price of $35.125 per share (the "Second Equity Offering"). Of the 4,740,000 shares of Common Stock, 1,500,000 shares were sold by the Company. Net proceeds to the Company from the Second Equity Offering in the amount of $49.2 million, after deducting $3.5 million in costs associated with the offering, have been used for call center expansion, other capital expenditures necessary to support the Company's growth, working capital and other general corporate purposes.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  REVENUES

         Revenues for the three and nine months ended September 30, 1997 included $32.0 million and $96.2 million, respectively, of the Company's traditional teleservicing, database marketing and management and fulfillment services. Additional revenues of $9.8 million were generated during the nine months ended September 30, 1997 from the transfer of teleservicing-based software applications. Such transfers of existing teleservicing-based software applications were made in lieu of developing new but functionally similar applications over time for these customers. These transfers produced substantially higher margins than would have been the case had the Company developed unique applications for these customers.

         There were no transfers of teleservicing-based software applications during the three months ended September 30, 1997.

4.  PROPERTY AND EQUIPMENT

         Property and equipment is comprised of both owned property and property under capital leases, the details of which are set forth below (in thousands):

                                        SEPTEMBER 30, 1997                           DECEMBER 31, 1996
                              ---------------------------------------      --------------------------------------
                                OWNED        LEASED         TOTAL            OWNED       LEASED         TOTAL
                              ----------    ----------    -----------      ----------   ----------    -----------
Telecommunications
    equipment                  $ 18,431     $  4,707      $  23,138        $  9,312     $  4,940       $ 14,252
Computer equipment               27,437        4,890         32,327          16,601        4,933         21,534
Leasehold improvements           12,532            -         12,532           8,289            -          8,289
Furniture and fixtures            6,550           96          6,646           2,741          973          3,714
Other                               245           70            315             995            -            995
                              ----------    ----------    -----------      ----------   ----------    -----------
                                 65,195        9,763         74,958          37,938       10,846         48,784
Accumulated depreciation
    and amortization            (11,169)      (2,151)       (13,320)         (4,736)      (2,014)        (6,750)
                              ----------    ----------    -----------      ----------   ----------    -----------
                               $ 54,026     $  7,612      $  61,638        $ 33,202     $  8,832       $ 42,034
                              ==========    ==========    ===========      ==========   ==========    ===========

5.  PROFORMA DISCLOSURES AND DIVIDENDS PAID

         On July 16, 1996, the Company converted from an S corporation to a C corporation and adopted the asset and liability method of accounting for income taxes. Proforma net income for the three and nine months ended September 30, 1996 include a proforma provision for Federal and state income taxes as if the Company were subject to such taxes as a C corporation for the entire period. This proforma provision is computed using a combined Federal and state tax rate of 37.6%.

         During the three months ended June 30, 1997, the Company's final tax return as an S corporation was completed and filed. As a result, a $174,000 dividend was paid to the Company's existing shareholders prior to the Company's initial public offering of its Common Stock completed in July 1996 (the "Initial Public Offering"), pursuant to the S corporation tax allocation and indemnification agreement, as a final distribution of the Company's accumulated taxable income prior to conversion to C corporation status.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  NEW ACCOUNTING PRONOUNCEMENTS

     During the first quarter of 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128, EARNINGS PER SHARE ("SFAS No. 128"), which supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE. SFAS No. 128 is effective for financial statements for both interim and annual periods after December 15, 1997. Early application is prohibited; however, the Company believes that had the provisions of SFAS No. 128 been applicable to the accompanying consolidated financial statements, earnings per share amounts would not be materially different than the amounts reported herein.

     During the third quarter of 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components. The FASB also issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting operating and geographical segments and the type and level of financial information to be discussed about those segments. Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997.

7.  RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 1997, the Company paid approximately $200,000 in fees to charter an aircraft in connection with business travel for the Company's personnel. The aircraft is owned by an entity of which the Company's chairman and chief executive officer is the sole shareholder. None of these fees were incurred during the three months ended September 30, 1997.

8.  RESTRUCTURING AND OTHER NONRECURRING SPECIAL CHARGES

         During the third quarter of 1997, the Company initiated an extensive and systematic review of its operations and cost structure in response to inefficiencies primarily resulting from the addition of capacity and infrastructure to accommodate a contract for its largest client that has been delayed indefinitely and an across-the-board price reduction imposed by this client. This review focused on reducing operating expenses, increasing customer service efficiencies and generally strengthening the Company's position to provide telephone-based customer service and marketing solutions on an outsourced and cosourced basis to large corporations.

         This review of the Company's operations focused primarily on operational and organization structures and systems, client profitability and facilities rationalization. As a result of this review, the Company initiated a plan to consolidate three administrative locations into unused space in an existing facility, to reduce overhead and administrative headcount by 10%, to consolidate and reorganize various functional departments and to integrate and enhance its financial and operating systems. In adopting this plan, the Company recorded a non-recurring special charge of $26.2 million before taxes with an after-tax impact of $15.7 million. This amount is allocated as follows in the Consolidated Statements of Operations: $11.6 million to Restructuring and Asset Impairment Charges (as further described below); $7.8 million to Cost of Services related principally to significant, non-capitalizable start-up and other costs incurred with expanding and improving the Company's ability to provide certain types of teleservicing and fulfillment services which it had previously been providing only on a limited basis (these costs primarily related to development of systems applications and training modules as well as

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



actual employee training); and $6.8 million to Selling, General and Administrative Expenses principally for non-recurring operating expenses including costs incurred in the development of the Company's restructuring and cost reduction initiatives, increases in the provisions for certain accrued liabilities and various balance sheet write-offs. The Company began the implementation of the restructuring and cost savings initiatives during the third quarter and expects to have them substantially completed by the end of the first quarter of 1998.

         Amounts included in Restructuring and Asset Impairment Charges in the Consolidated Statements of Operations include cash items such as severance and other employee costs of $2.1 million and lease obligations and other exit costs associated with the consolidation of three administrative locations into an existing facility and the closing of one small, unused call center of $2.6 million. Non-cash Restructuring and Asset Impairment Charges of $6.9 million are primarily related to the write-off of leasehold improvements associated with the facility consolidation and closing along with the cost to fully amortize redundant systems that are not deemed recoverable in light of the aforementioned changes with the Company's largest client.

9.  COMMITMENTS AND CONTINGENCIES

         The Company is currently in negotiations to secure a special leasing arrangement for a new call center to be constructed in Sunrise, Florida. The Company has guaranteed the mortgage on the property and, if such financing is not secured by February 28, 1998, it will be obligated to buy the land and existing building at market value which is currently estimated to be $3.5 million.

         In addition, the Company has expended $1.9 million for various leasehold improvements for this facility during the first nine months of 1997. These costs, which are included in Other Assets in the Consolidated Balance Sheets, are expected to be fully reimbursable to the Company if the special leasing arrangement is consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW AND BASIS OF PRESENTATION

         The Company currently offers its customers single source, integrated solutions for their teleservicing, database marketing and management and fulfillment needs. The Company's primary source of revenue is teleservicing activities which are comprised of both inbound (customer-initiated) and outbound (Company-initiated) calls. Teleservicing revenues are generally earned for providing services on a rate per hour basis. However, beginning in the third quarter of 1997, the Company also generated teleservicing revenues under incentive based compensation agreements whereby the amount of revenue earned correlates to the achievement of established targets. The majority of teleservicing revenues, excluding account services, are derived from inbound calls, which represented approximately 75% of teleservicing revenues and 56% of total revenues for the three months ended September 30, 1997 as compared to approximately 81% of teleservicing revenues and 54% of total revenues for the three months ended September 30, 1996. For the nine months ended September 30, 1997, teleservicing revenues, excluding account services, derived from inbound calls represented approximately 80% of teleservicing revenues and 58% of total revenues as compared to approximately 76% of teleservicing revenues and 53% of total revenues for the same period of the prior year.

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

RESULTS OF OPERATIONS

         During the third quarter of 1997, the Company initiated an extensive and systematic review of its operations and cost structure in response to inefficiencies primarily resulting from the addition of capacity and infrastructure to accommodate a contract for its largest client that has been delayed indefinitely and an across-the-board price reduction imposed by this client. This review focused on reducing operating expenses, increasing customer service efficiencies and generally strengthening the Company's position to provide telephone-based customer service and marketing solutions on an outsourced and cosourced basis to large corporations.

         As a result of this review, the Company announced a major restructuring and cost reduction plan designed to reduce its cost structure and adjust its infrastructure to significantly improve operating efficiencies and performance as the Company shifts its customer base to a more diversified portfolio. Once fully implemented, the cost reductions are expected to result in annual savings of approximately $10.0 million. The anticipated savings result principally from the consolidation of three administrative locations into unused space at an existing facility, a 10% reduction in overhead and administrative headcount due to the consolidation and reorganization of various functional departments, the integration and enhancement of financial and operating systems and other cost savings initiatives.

         The Company's operating results for the three and nine months ended September 30, 1997 include the effects of a pre-tax non-recurring special charge of $26.2 million recorded in conjunction with the implementation of the restructuring and cost reduction plan. Approximately 18% of the charge is for cash items, of which the entire $4.7 million is accrued at September 30, 1997, primarily for payment of post-employment benefits and other employee related costs and lease and other facility exit costs. The special charge to earnings is included in the following categories on the Consolidated Statements of
Operations:

                                                PRE-TAX DOLLAR        AFTER-TAX
                                                    AMOUNT            PER SHARE
                                                (IN MILLIONS)           AMOUNT
                                                --------------       -----------


    Restructuring and asset impairment
       charges                                       $11.6            $(0.32)
    Cost of services                                   7.8             (0.22)
    Selling, general and administrative
       expenses                                        6.8             (0.19)
                                                --------------       -----------
            Total                                    $26.2            $(0.73)
                                                ==============       ===========

         See Note 8 to the Consolidated Financial Statements for further discussion of the non-recurring special charges.

         The following discussion related to the Company's results of operations, for the periods indicated, generally excludes the impact of the restructuring and non-recurring special charges aggregating $26.2 million:

REVENUES

         Revenues for the three and nine months ended September 30, 1997 were $32.0 million and $106.0 million, respectively, an increase of $2.0 million (6.7%) and $42.4 million (66.7%) over the comparable periods in the prior year. The principal components of revenues are teleservicing activities, which include account services (representing 78.4% and 74.8% of revenues for the three and nine months ended September 30, 1997, respectively, and 68.8% and 73.0% of revenues for the comparable periods in the prior year), and information services (representing 11.8% and 20.3% of revenues for the three and nine months ended September 30, 1997, respectively, and 29.8% and 25.4% of revenues for the comparable periods in the prior year), with the balance primarily represented by fulfillment services.

         The number of call centers in operation increased from six as of September 30, 1996 to eight as of September 30, 1997, including the opening of one new call center in both the first and second quarters of 1997, the converting of one small call center into administrative offices in the first quarter of 1997 and the closing of one call center during the third quarter of 1997 as part of the Company's restructuring plan. Correspondingly, workstation capacity increased from approximately 2,600 workstations as of September 30, 1996 to approximately 4,500 workstations as of September 30, 1997. For the three months ended September 30, 1997, the Company's workstation capacity exceeded its requirements for the level of business the Company experienced. As of September 30, 1997, approximately 1,200 workstations were not being utilized to generate revenues. The Company is attempting to accelerate the award of additional work from existing clients and pursuing new client opportunities in order to expedite the utilization of these workstations.

         Teleservicing activities, principally inbound services, accounted for the majority of the revenue growth during both the three and nine months ended September 30, 1997. Revenues from teleservicing activities for the three and nine months ended September 30, 1997 were $25.1 million and $79.2 million, respectively, an increase of $4.4 million (21.3%) and $32.9 million (71.1%) over the comparable periods in the prior year. Major factors contributing to the increase in teleservicing revenues were the addition of several new programs for existing clients as well as the addition of new clients, principally in the direct broadcasting and telecommunications service and equipment industries. Overall, new client business accounted for $18.6 million, or 17.5%, of total revenues for the first nine months of 1997 while revenues from the Company's biggest client accounted for 41.2% of total revenues down from 63.5% for the first nine months of 1996. Generally, teleservicing revenues is earned on a rate per hour basis. However, during the three months ended September 30, 1997, approximately 16.7% of total revenues were earned under incentive based compensation agreements.

         Revenues from information services for the three months ended September 30, 1997 were $3.8 million, a decrease of $5.2 million, or 58.4%, compared to the same period of the prior year. This decrease was primarily attributable to the performance of a non-recurring client project amounting to $5.4 million during the third quarter of 1996. Revenues from information services for the nine months ended September 30, 1997 were $21.5 million, an increase of $5.4 million, or 33.3% over the comparable period in the prior year. This increase was primarily attributable to the transfers of teleservicing-based application software. The transfers of teleservicing-based application software amounted to $9.8 million for the nine months ended September 30, 1997. Such transfers produce substantially higher margins than other information services (which involve the development of unique, individual customer-based applications). The Company intends to continue to attempt to market the transfer of teleservicing-based application software, although there is no assurance that the Company will be successful in effecting any such transfers in the future. Due to the substantially higher margins on these transfers, the Company's operating results could be significantly impacted based upon the success of the Company in effecting these transactions in any future period.

COST OF SERVICES

         Cost of services generally include all direct and some indirect costs incurred in connection with the Company's revenue-producing departments, including, but not limited to, labor, telephone expenses directly related to revenue-generating activities, equipment under operating leases used in the call centers and fulfillment facility, direct overhead for all such operational facilities, such as rent, security and insurance, and depreciation and amortization of property and equipment used in operations. Cost of services, excluding the impact of the restructuring and non-recurring special charges, increased by $7.0 million (30.9%) and $38.7 million (80.5%) for the three and nine months ended September 30, 1997, respectively, as compared to the same period of the prior year, principally as a result of the growth in operations.

         Excluding the impact of the restructuring and non-recurring special charges, the increase in cost of services, as a percentage of revenues, from 76.5% for the three months ended September 30, 1996 to 93.9% for the three months ended September 30, 1997 and from 75.7% for the nine months ended September 30, 1996 to 81.9% for the nine months ended September 30, 1997 was primarily attributable to the Company's expansion of its infrastructure and operations and the resultant excess capacity. This included increasing the number of call centers and related workstations in anticipation of providing increased services to the Company's largest customer. This increase in services did not materialize leaving the Company with excess capacity and a higher than desired cost structure during the second and third quarters of 1997. Additionally, the Company's largest client instituted an across-the-board price reduction in the third quarter of 1997. The Company's existing infrastructure has been assessed and realigned for 1998 as part of the Company's restructuring and cost reduction plan initiatives previously discussed. However, in addition to these initiatives, a key component to enable the Company to reduce cost of services as a percentage of revenue and achieve its gross margin percentage targets in the future will be maximization of current capacity levels by increasing revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") generally include the costs of central services the Company provides to support and manage its operations, including senior management, sales and marketing, human resources, as well as finance and accounting functions. SG&A, excluding the impact of the restructuring and non-recurring special charges, increased $0.8 million (22.9%) and $7.0 million (81.4%) for the three and nine months ended September 30, 1997, respectively, as compared to the same period of the prior year. The increase for the nine months ended September 30, 1997 was primarily due to increases in sales commissions and administrative salaries and benefits to support the Company's growth along with increases in the provision for the allowance for doubtful accounts and general liability reserves.

         Excluding the impact of the restructuring and non-recurring special charges, the increase in SG&A, as a percentage of revenues, from 11.5% for the three months ended September 30, 1996 to 13.2% for the three months ended September 30, 1997 and from 13.4% for the nine months ended September 30, 1996 to 14.6% for the nine months ended September 30, 1997 was primarily attributable to the Company's expansion of its infrastructure to support the continuing growth of the Company. A significant portion of this growth was to come from the Company's largest client. However, as mentioned above, this increase in services did not materialize leaving the Company with a higher than desired cost structure during the second and third quarters of 1997. Additionally, the Company's largest client instituted an across-the-board price reduction in the third quarter of 1997. The Company's SG&A cost structure has been assessed and streamlined for the remainder of 1997 and 1998 as part of the Company's restructuring and cost reduction plan initiatives previously discussed. However, in addition to these initiatives, a key component to enable the Company to reduce its SG&A expenses as a percentage of revenue and achieve its operating margin percentage targets in the future will be maximization of current capacity levels by increasing revenues.

INTEREST, NET

         The Company had net interest expense of $6,000 for the three months ended September 30, 1997 and interest income, net of interest expense, of $358,000 for the nine months ended September 30, 1997 compared to net interest expense of $160,000 and $560,000 for the three and nine months ended September 30, 1996, respectively. This improvement reflects the ability of the Company to generate interest income during the first nine months of 1997 from the investment of a portion of the net proceeds from the Second Equity Offering and the absence of borrowings from the Company's existing credit facility during 1997. See Note 2 - Public Offering to the Consolidated Financial Statements. The proceeds from borrowings during the nine months ended September 30, 1996 were primarily obtained from the then existing revolving loan and capital lease financing.

INCOME TAXES

         Prior to the Initial Public Offering, the Company was an S corporation and, accordingly, was not subject to Federal and state income taxes. Therefore, the Consolidated Statement of Operations for the periods July 1, 1996 through July 16, 1996 and January 1, 1996 through July 16, 1996 (included in the three and nine month periods ended September 30, 1996) does not include a provision for Federal and state income taxes.

         The Company had a deferred tax asset of $5.5 million at September 30, 1997. Management believes that the Company will generate sufficient taxable income in the future such that it is more likely than not that this deferred tax asset will be realized.

NET INCOME AND NET INCOME PER SHARE

         For the three months ended September 30, 1997, the Company experienced a net loss of $1.4 million, excluding the impact of the restructuring and non-recurring special charges, compared to proforma net income of $2.1 million for the comparable period of 1996. Net loss per share for the three months ended September 30, 1997 was $0.06, excluding the impact of the restructuring and non-recurring special charges, compared to proforma net income per share of $0.11 in 1996.

         For the nine months ended September 30, 1997, net income was $2.4 million, excluding the impact of the restructuring and non-recurring special charges, compared to proforma net income of $3.8 million for the comparable period of 1996. Net income per share for the nine months ended September 30, 1997 was $0.11, excluding the impact of the restructuring and non-recurring special charges, compared to proforma net income per share of $0.22 in 1996.

         The net loss and net loss per share amounts associated with the restructuring and non-recurring special charges were $15.7 million and $0.73, respectively, for both the three and nine months ended September 30, 1997. See
Note 8 to the Consolidated Financial Statements for further discussion of the restructuring and non-recurring special charges.

         Proforma net income for the periods July 1, 1996 through July 16, 1996 and January 1, 1996 through July 16, 1996 (included in the three and nine month periods ended September 30, 1996) includes a proforma provision for Federal and state income taxes as if the Company were subject to such taxes as a C corporation for that period. The Company was a C corporation throughout the nine months ended September 30, 1997; therefore, net income for the three and nine months ended September 30, 1997 includes the appropriate provision under such income tax status.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the Initial Public Offering, the Company funded its operations and capital expenditures primarily through cash flows from operations, bank borrowings and capital lease financing. During the first quarter of 1997, the Company obtained additional liquidity from the net proceeds of the Second Equity Offering.

         Effective January 29, 1997 (the actual closing date was February 4,
1997), the Company and certain selling shareholders completed the Second Equity Offering at an offering price of $35.125 per share. Of the 4,740,000 shares of Common Stock, 1,500,000 shares were sold by the Company. Net proceeds to the Company from the Second Equity Offering in the amount of $49.2 million, after deducting $3.5 million in costs associated with the offering, have been used for call center expansion, other capital expenditures necessary to support the Company's growth, working capital and other general corporate purposes.

         The Company has a revolving credit facility (the "Senior Revolving Facility") which provides for revolving loans in an aggregate principal amount not to exceed $15.0 million and matures in May 1999. The Company may borrow up to 85% of eligible accounts receivable. The Senior Revolving Facility is primarily collateralized by accounts receivable. Based upon eligible accounts receivable and no outstanding borrowings under the Senior Revolving Facility as of September 30, 1997, availability thereunder was $15.0 million as of September 30, 1997. The Senior Revolving Facility accrues interest at the Company's option at the prime rate plus 0.5% or the LIBOR rate plus 3.0%. The Company pays a fee of 0.25% per annum on unused commitments under the Senior Revolving Facility. The Company is required, under the terms of the Senior Revolving Facility, to maintain certain financial covenants, including minimum tangible net worth and earnings. The agreement also contains certain restrictions on additional indebtedness, capital expenditures and the declaration and payment of dividends.

         At September 30, 1997, the Company had cash and cash equivalents of $6.1 million and total long-term obligations of $6.6 million. Net cash used in operating activities was $18.7 million and $9.3 million for the nine months ended September 30, 1997 and 1996, respectively. The $9.4 million increase in net cash used in operating activities during the first nine months of 1997 was primarily due to the use of proceeds from the Second Equity Offering to strengthen the Company's working capital position and the payment of estimated income taxes as a result of the Company's C corporation income tax status.

         Capital spending totaled $30.9 million for the nine months ended September 30, 1997 compared to $16.9 million for the same period of the prior year. Workstation capacity increased from approximately 3,220 as of December 31, 1996 to approximately 4,500 as of September 30, 1997. The major increases in capital expenditures for the first nine months of 1997 were telecommunications and computer equipment principally attributable to the increase in the Company's total workstation capacity and leasehold improvements for the new call centers (one in the first quarter and one in the second quarter of 1997) to house the additional workstations.

         Net cash provided by financing activities was $47.0 million and $36.8 million for the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, the Company raised additional capital from the Second Equity Offering and used a portion of the net proceeds provided by such offering principally to fund anticipated workstation capacity growth. The Company's Initial Public Offering occurred in July 1996 from which the Company generated net proceeds of $47.4 million used primarily to fund working capital and capital expenditure requirements and repay indebtedness.

         The Company believes that funds generated from operations, available borrowings under the Senior Revolving Facility and lease financing will be sufficient to finance its planned capital expenditures and anticipated growth through 1997. Additionally, the Company is currently negotiating the terms of a new credit facility for funding of future growth. The Company's long-term capital requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long term, the Company would need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

         In addition, the Company is currently in negotiations to secure a special leasing arrangement for a new call center to be constructed in Sunrise, Florida. The Company has guaranteed the mortgage on the property and, if such financing is not secured by February 28, 1998, it will be obligated to buy the land and existing building at market value which is currently estimated to be $3.5 million.

FLUCTUATIONS IN QUARTERLY RESULTS

         The Company experiences quarterly variations in revenues and operating income principally as a result of the timing of clients' marketing campaigns and customer service programs, the commencement of new contracts, changes in the Company's revenue mix among its various services offered to clients, including the percentage of services provided under incentive based compensation agreements, and the timing of additional operating expenses to acquire and support new business. In addition, the termination or completion of a large customer service program or the loss or delay in implementation of a large customer service program or in a transfer of teleservicing-based application software could cause the Company to experience such quarterly variations.

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

                                    PART II.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                              DESCRIPTION OF EXHIBIT
------------        ------------------------------------------------------------

   27.1             Financial Data Schedule (for SEC use only)

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PRECISION RESPONSE CORPORATION
                                                         (Registrant)



                                             By: /s/ PAUL M. O'HARA
                                                 -------------------------------
                                                 Paul M. O'Hara
                                                 Senior Vice President - Finance
                                                 and Chief Financial Officer


                                             By: /s/ THOMAS F. JENNINGS, JR.
                                                 -------------------------------
                                                 Thomas F. Jennings, Jr.
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

Dated:  November 14, 1997