Form 10-Q/A
period 1997-09-30
PRECISION RESPONSE CORP
filed 1998-01-15
CIK 1013058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)


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


Items l and 2 of Part 1 of the Quarterly Report on Form 10-Q (the "Report") for the fiscal quarter ended September 30, 1997, of Precision Response Corporation (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission are hereby amended to add and supplement certain information relating to the Company's implementation in the third quarter of 1997 of a restructuring and cost reduction plan (i) in Note 8 (Restructuring and Other Special Charges) to the Company's Consolidated Financial Statements and (ii) in "Results of Operations" and "Selling, General and Administrative Expenses" in Management's Discussion and Analysis of Financial Condition and Results of Operations. The additions and supplements to Note 8 do not result in any changes to the Company's Consolidated Financial Statements for the fiscal quarter ended September 30, 1997 or the other Notes thereto. Accordingly, Items 1 and 2 of Part 1 of the Report are hereby filed in replacement of such Items 1 and 2 of Part 1 previously filed by the Company.

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

         This review of the Company's operations focused primarily on operational and organization structures and systems, client profitability and facilities rationalization. As a result of this review, the Company initiated a plan to consolidate three administrative locations into unused space in an existing facility, to reduce overhead and administrative headcount by 10%, to consolidate and reorganize various functional departments and to integrate and enhance its financial and operating systems. The headcount reductions will result in the termination of approximately 150 employees primarily in the areas of teleservicing, information services and administration. The Company anticipates that payment of substantially all termination benefits will take place during the fourth quarter of 1997 during which time actual employee terminations will occur. In adopting this plan, the Company recorded a non-recurring special charge of $26.2 million before taxes with an after-tax impact of $15.7 million. This amount is allocated as follows in the Consolidated Statements of Operations: $11.6 million to Restructuring and Asset Impairment Charges (as further described below); $7.8 million to Cost of Services (of which $6.6 million represents cash items and $1.2 million represents non-cash items) related principally to significant, non-capitalizable start-up and other costs incurred with expanding and improving the Company's ability to provide certain types of teleservicing and fulfillment services which it had previously been providing only on a limited basis (these costs primarily related to development of systems applications and training modules as well as

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



actual employee training); and $6.8 million to Selling, General and Administrative Expenses (of which $6.7 million represents cash items and $0.1 million represents non-cash items) principally for non-recurring operating expenses including $4.8 million of costs associated with the development of the Company's restructuring and cost reduction initiatives, increases in the provisions for certain accrued liabilities totaling $1.9 million and various balance sheet write-offs totaling $0.1 million. Of the total $14.6 million in Cost of Services and Selling, General and Administrative Expenses described above, $5.3 million had been funded during the third quarter of 1997 and the remaining $9.3 million was incurred and accrued at September 30, 1997. The Company initiated the restructuring and cost savings initiatives during the third quarter; however, no significant amount of implementation had been completed as of September 30, 1997. The Company expects to continue implementation in the fourth quarter and expects to be substantially completed by the end of the first quarter of 1998. Implementation includes the actual termination of designated employees coupled with the reorganization of the Company's operational and administrative management structure, relocation and consolidation of office space, and exploration and realization of opportunities to divest unused facilities.

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

         As a result of this review, the Company announced a major restructuring and cost reduction plan designed to reduce its cost structure and adjust its infrastructure to significantly improve operating efficiencies and performance as the Company shifts its customer base to a more diversified portfolio. The Company expects to realize $1.6 million in savings from the consolidation of three administrative locations into unused space at an existing facility, $6.0 million in savings from a 10% reduction in overhead and administrative headcount due to the consolidation and reorganization of various functional departments, $0.2 million in savings from the integration and enhancement of financial and operating systems and $2.2 million in other cost savings initiatives mainly related to renegotiations of service contracts and reassessment of corporate expenditure policies. Therefore, once fully implemented, the cost reductions are expected to result in annual savings of approximately $10.0 million. The Company expects to begin to benefit from these cost savings beginning in the fourth quarter of 1997; however, the full impact of the cost savings initiatives will not be realized until all of these initiatives have been effective which is expected to be by the end of the first quarter of 1998.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") generally include the costs of central services the Company provides to support and manage its operations, including senior management, sales and marketing, human resources, as well as finance and accounting functions. SG&A, excluding the impact of the restructuring and non-recurring special charges, increased $0.8 million (22.9%) and $7.0 million (81.4%) for the three and nine months ended September 30, 1997, respectively, as compared to the same period of the prior year. The increase for the nine months ended September 30, 1997 was primarily due to increases in sales commissions and administrative salaries and benefits of approximately $0.4 million and $5.5 million, respectively, to support the Company's growth along with an increase in the provision for the allowance for doubtful accounts of approximately $1.0 million to adequately provide a reserve for the Company's receivables following various charge-offs.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Dated:  January 15, 1998