Form 10-K405
period 1997-12-31
PRECISION RESPONSE CORP
filed 1998-03-31
CIK 1013058

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 1997

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the transition period from        to
                                                ------    -----

                         Commission file number: 0-20941

                         PRECISION RESPONSE CORPORATION
             (Exact name of Registrant as specified in its charter)


                  FLORIDA                               59-2194806
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         ON MARCH 20, 1998, THE REGISTRANT HAD 21,549,000 OUTSTANDING SHARES OF COMMON STOCK, $0.01 PAR VALUE, AND BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S COMMON STOCK ON THE NASDAQ NATIONAL MARKET ON SUCH DATE, THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $86,036,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
                                                      PART I.
ITEM NO.
--------

      1.            Business.....................................................................................3

      2.            Properties..................................................................................11

      3.            Legal Proceedings...........................................................................12

      4.            Submission of Matters to a Vote of Security-Holders.........................................13

                                                     PART II.

      5.            Market for the Registrant's Common Equity and Related Stockholder Matters...................14

      6.            Selected Financial Data.....................................................................16

      7.            Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..................................................................................17

      8.            Financial Statements and Supplementary Data.................................................28

      9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure........28

                                                     PART III.

     10.            Directors and Executive Officers of the Registrant..........................................28

     11.            Executive Compensation......................................................................28

     12.            Security Ownership of Certain Beneficial Owners and Management..............................28

     13.            Certain Relationships and Related Transactions..............................................28

                                                     PART IV.

     14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................29

                                     PART I.

ITEM 1.       BUSINESS

GENERAL

         Precision Response Corporation ("PRC" or the "Company") was incorporated in 1982 as a fulfillment company and is currently a leading full-service provider of telephone-based customer service and marketing solutions on an outsourced and cosourced basis to large corporations. Through the integration of its teleservicing, information marketing and management, and fulfillment capabilities, the Company is able to provide a "one-stop" solution to meet its clients' needs. The Company believes that its one-stop approach, combined with its sophisticated use of advanced technology, provides a distinct competitive advantage in attracting clients seeking to cost-effectively contact or service prospective and/or existing customers.

         Since 1993, the Company has focused primarily on attracting large corporate clients that have significant customer service needs, including database design and management and substantial ongoing teleservicing needs. Typically, the Company's customer service representatives are dedicated to a specific PRC client. The Company believes that the inbound (customer-initiated) segment of the teleservices industry possesses the greatest long-term growth potential and is, therefore, concentrating its efforts primarily on that industry niche. The Company's teleservicing activities principally involve inbound calls. In most cases, outbound (PRC-initiated) calls are made to existing customers of a PRC client or to respond to customer-initiated inquiries. In 1997, 80% of the Company's revenues from teleservicing activities were derived from inbound calls.

         The Company currently operates approximately 4,500 workstations in eight telephone call centers capable of handling up to 65 million calls per month.

         The Company is a Florida corporation and its principal executive office is located at 1505 N.W. 167th Street, Miami, Florida 33169.

RECENT DEVELOPMENTS

         Effective January 29, 1997 (the actual closing date was February 4,
1997), the Company and certain selling shareholders completed a second equity offering of 4,740,000 shares of common stock at an offering price of $35.125 per share (the "Second Equity Offering"). Of the 4,740,000 shares, 1,500,000 shares were sold by the Company. Net proceeds to the Company from the Second Equity Offering in the amount of $49.2 million, after deducting $3.5 million in costs associated with the offering, were used for call center expansion, other capital expenditures necessary to support the Company's growth, working capital and other general corporate purposes. See Note 2 - Public Offerings of the Notes to the Consolidated Financial Statements included elsewhere in this report (the "Notes to the Financial Statements").

         During the third quarter of 1997, the Company initiated an extensive and systematic review of its operations and cost structure in response to inefficiencies primarily resulting from the addition of capacity and infrastructure to accommodate a contract for its largest client that was delayed indefinitely and an across-the-board price reduction imposed by this client. This review focused on reducing operating expenses, increasing customer service efficiencies and generally strengthening the Company's position to provide telephone-based customer service and marketing solutions on an outsourced and cosourced basis to large corporations.

         As a result of this review, the Company announced a major restructuring and cost reduction plan designed to reduce its cost structure and adjust its infrastructure to significantly improve operating efficiencies and performance as the Company shifts its customer base to a more diversified portfolio. The Company expects to realize $1.6 million in savings from the consolidation of three administrative locations into unused space at an existing facility, $6.0 million in savings from a 10% reduction in overhead and administrative headcount due to the consolidation and reorganization of various functional departments, $0.2 million in savings from the integration and enhancement of financial and operating systems and $2.2 million in other cost savings initiatives mainly related to renegotiations of service contracts and reassessment of corporate expenditure policies. Therefore, once fully implemented, the cost reductions are expected to result in annual savings of approximately $10.0 million. The Company began to benefit from these cost savings beginning in the fourth quarter of 1997; however, the full impact of the cost savings initiatives will not be realized until substantially all of these initiatives have been effected which is now expected to be by the second quarter of 1998.

         In late November 1997, the Company adopted a plan to reset, effective December 5, 1997 (the "Repricing Date"), the exercise price of all outstanding employee stock options. The Company offered each employee holding outstanding stock options (approximately 170 employees in total) the opportunity to change the option price, date of grant and vesting period as of the Repricing Date with respect to his or her respective outstanding stock options. Under the terms of the plan, an employee's previously granted stock options would be cancelled, including any vested options, and such employee would receive the equivalent number of new stock options at an exercise price equal to the fair market value of the Company's common stock on the Repricing Date ($7.875 per share). The new stock options received by an employee would have a vesting schedule the same as such employee's cancelled stock options except that vesting for the new stock options would commence from the Repricing Date. Generally, the new grants would vest at 20% on each of the first five anniversaries from the Repricing Date. The Company's plan was accepted by approximately 125 employees with respect to 925,000 outstanding stock options.See "Market for the Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities" and
Note 11 - Stock-Based Compensation Plans of the Notes to the Financial
Statements.

         On March 2, 1998, the Company entered into a new three-year, $25.0 million revolving credit facility, replacing its existing senior credit facility. The new revolving credit facility accrues interest at the Company's option at (i) the greater of the prime rate or the federal funds rate plus .50%, or (ii) the LIBOR rate plus a specified percentage based upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company may borrow up to 80% of eligible accounts receivable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 16 - Subsequent Events of the Notes to the Financial Statements.

INDUSTRY OVERVIEW

         The telephone-based marketing and customer service industry has experienced substantial growth over the past ten years. Telephone-based direct marketing expenditures increased from an estimated $34 billion in 1984 to an estimated $85 billion in 1997. Telephone contact with customers is increasing as more companies realize its benefits, including high response rates, low cost per transaction and direct interaction with customers, which allow on-line access to detailed customer or product information and immediate response to customer inquiries. With the proliferation of toll-free numbers, the telephone is a principal means of providing customer service.

         The Company believes that only a small percentage of the estimated $85 billion in teleservicing expenditures in 1997 was for outsourced services. The Company expects that large companies increasingly will outsource these activities in order to focus internal resources on their core competencies and to improve the quality and cost-effectiveness of their customer service and marketing efforts by using the experience and specialized capabilities of larger-scale teleservices providers. The Company also believes that organizations with superior customer service and sophisticated advanced technology, such as PRC, will particularly benefit from this outsourcing trend.

         PRC believes that the long-term outlook for the outsourcing trend in teleservicing is good. However, during 1997, the outsource service providers in the industry experienced widespread difficulties related to significant outsourcing cutbacks by two companies believed to be among the largest outsourcers of teleservicing. One of the companies dramatically scaled back its telephone based-marketing efforts as it worked to redefine itself in an environment of deregulation and increasingly intense competition. The other company experienced a prolonged strike and was forced to greatly reduce its outsourced telephone service operations.

         The cutbacks by these two companies in 1997 greatly contributed to a condition of over capacity in the industry which triggered excessive operating costs, pricing pressures and, ultimately, reduced margins for many companies that provide teleservicing on an outsourced basis. The Company believes that the current situation of over capacity is a near-term problem.

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

"ONE-STOP" SOLUTIONS THROUGH FULLY INTEGRATED SERVICES

         The Company's integration of teleservicing, information marketing and management and fulfillment services as part of a one-stop solution provides a cost-effective and efficient method for its clients to manage their growing customer service and direct marketing needs. The Company is typically involved in all stages of formulating, designing and implementing its clients' customer service and marketing programs. PRC believes that this solution-oriented, value-added approach to addressing its clients' needs distinguishes PRC from its competitors and plays a vital role in the Company's ability to attract and retain clients.

INFORMATION SERVICES CAPABILITIES

         Through the efforts of its information services group, which is currently comprised of approximately 175 information systems specialists, the Company is able to rapidly design, develop and implement application software for each client's unique customer service and marketing programs. PRC offers a wide array of services, including formulating, designing and customizing teleservicing applications, programming, and demographic and psychographic profiling. The information services group also integrates the Company's centrally managed wide area network with the client's management information systems, thereby enabling clients to access real-time program information and obtain comprehensive trend analyses. As the needs of a client evolve, PRC's information systems specialists work with the client to modify the program. The Company believes that the services provided by its information systems specialists attract clients with long-term, complex teleservicing needs.

ADVANCED TECHNOLOGY

         The Company's sophisticated use of advanced technology enables it to develop and deliver solutions to its clients' complex customer service and marketing needs. PRC has developed a specialized component-based development software strategy with related proprietary products. PRC has also developed PRC On-Line and Precision Resolution, specialized software which cost-effectively utilize the Company's hardware capabilities. PRC's component-based software approach allows the Company's information services group to build and test call center applications much more quickly than with conventional approaches. As a result, clients receive a call center solution of superior quality. PRC On-Line, a proprietary software package, allows PRC clients to review their programs on-line, in real-time, to obtain comprehensive trend analyses and to instantly alter program parameters, thus providing a seamless interaction with its clients' systems. Precision Resolution is an automated, real-time system for batch and off-line processing. This allows PRC to dynamically manage the people processes and workflow, including error resolution and record standardization of highly transactional databases.

LONG-TERM CLIENT RELATIONSHIPS

         The Company seeks to develop long-term client relationships by becoming an integral part of its clients' overall customer service and marketing efforts. Dedicated general manager teams, headed by a general manager and comprised of representatives of the teleservices, information services and fulfillment operating groups, are assigned to and work closely with each client to formulate, design, implement, and operate the client's program throughout its term. In addition, the Company's customer service representatives typically are trained for and dedicated to only one client's program. This close working relationship and continuity of personnel positions PRC as a strategic partner with its clients.

STRONG COMMITMENT TO QUALITY

         PRC strives to achieve the highest quality standards in the industry. As of February 28, 1998, approximately 96% of PRC's customer service representatives are full-time which the Company believes results in greater stability and quality in its workforce. The Company has developed a rigorous screening process for new hires. All new representatives participate in extensive classroom and on-the-job training programs lasting up to five weeks; however, a typical client program involves approximately two weeks of on-the-job training. After training, each representative's performance is monitored regularly through on-site supervision, remote and on-site call monitoring and on-line performance tracking. The Company's client commitment team ensures that the Company fulfills its commitments in connection with each client program in a timely manner. Because PRC's services involve direct contact with its clients' customers, the Company's commitment to quality is critical to its ability to attract and retain clients.

OPERATIONS OVERVIEW

         PRC's operations are organized to effectively provide one-stop solutions for its clients' customer service and marketing needs.

         MANAGEMENT OF CLIENTS THROUGH GENERAL MANAGERS' TEAMS. Each client program is managed by a general manager who is generally dedicated to a single or a small group of clients and is the sole point of contact for all matters related to the clients' program. The general manager's responsibility includes full operational, financial and client relations functions. The general manager assembles a client commitment team consisting of members from the teleservices, information services and fulfillment operating groups which is assigned responsibility for that program. This team works with the client to formulate and design a customer service or marketing program tailored to achieve that client's objectives. In implementing the program, the team is supported by the human resources department which carefully selects the customer service representatives for that particular program. In addition, the quality assurance and client commitment teams monitor the program to ensure that it is carried out in accordance with specifications. The Company believes that its integrated team approach and solution-oriented focus provide PRC with a distinct competitive advantage.

         PROGRAM FORMULATION AND DESIGN. PRC's general manager team works with the client to formulate a customer service and marketing program suited to the client's needs. The information services group uses its substantial expertise in rapid application development and systems integration to help clients more effectively target marketing programs, resulting in higher response rates and profitability, and to design customer service programs which capture information useful in the client's customer retention programs and other marketing efforts. PRC offers a wide array of services, including formulating, designing and customizing database architecture, programming, demographic and psychographic profiling, and scripting. PRC's component-based softare approach allows the information services group to build and test call center applications much more quickly than with conventional approaches. As a result, clients receive a call center solution of superior quality.

         PROGRAM IMPLEMENTATION. PRC's general manager team works with the teleservices and fulfillment operating groups to implement the client's customer service and/or marketing program. Teleservicing operations involve direct communication with the clients' customers through inbound or outbound calls. In 1997, teleservicing activities accounted for 74% of the Company's total revenues. Of this amount, 80% was from inbound calls.

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

         The Company's teleservicing operations have been greatly enhanced by the use of universal workstation technology. Universal workstations allow the customer service representative to handle either inbound or outbound calls as dictated by demand. From the client's standpoint, universal workstations provide increased efficiencies by allowing the customer service representative (for whose service the client generally pays on an hourly basis) to be productive with either inbound or outbound calls. As of December 31, 1997, substantially all of the Company's workstations were universal workstations.

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

         Fulfillment services include high-speed laser and electronic document printing, lettershop, and mechanical inserting, sorting, packaging and mailing capabilities. While fulfillment services represent a relatively small portion of the Company's revenues, they enable the Company to support full-service customer service and marketing programs by managing and fulfilling requests for literature, products and other specialty items and by permitting the rapid distribution of client marketing information. Fulfillment services accounted for 10% of the Company's total revenues in 1997.

         QUALITY ASSURANCE. PRC maintains its strong commitment to quality through its quality assurance and client commitment teams. Within each of PRC's operating departments, the quality assurance teams monitor performance to ensure that the Company's services are delivered at a level of quality that meets both the Company's and the client's standards. The client commitment team functions on a Company-wide basis to audit the fulfillment of the Company's commitments to the client with respect to each program.

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

TECHNOLOGY

         PRC's sophisticated use of advanced technology enables the Company to develop and deliver solutions to its clients' complex customer service and marketing needs. The Company's information services group, which currently includes approximately 175 information systems specialists, has developed the Company's call management and database marketing and management systems. The information services group uses this platform to design and implement application software for each client's program. The Company believes that its platform is among the most advanced in the industry and provides a significant competitive advantage in attracting new business.

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

         COMPONENT-BASED DEVELOPMENT. Component-based development refers to the tools and techniques employed by the information services group to assemble and/or modify software applications from reusable software "parts" as opposed to building an application from scratch. PRC's component-based approach allows the information services group to build and test call center applications much more quickly than with conventional approaches. In the process, clients receive a call center solution of superior quality, while the Company reduces the time and expense needed in the development of call center applications. The primary benefit of component-based development is PRC's ability to respond rapidly to new business opportunities and sustain its competitive advantage in the industry. An ancillary result of component-based development is a reduction in training time of customer service representatives due to the creation of call center applications that are more uniform in nature.

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

         PRECISION RESOLUTION. Precision Resolution is an error resolution and record standardization system that functions on an automated, real-time basis. This allows PRC to dynamically manage the people processes and workflow of highly transactional databases. This system provides greater control, increased productivity, enhanced quality, improved efficiency, reduced cycle times and streamlined processes to users. It allows the Company to dynamically manage higher volumes of repetitive processing work with increased efficiency, accuracy and productivity.

MANAGEMENT INFORMATION SYSTEMS

         During 1997, PRC initiated an entity-wide review of its management and financial information systems. Most of the systems in place were installed when the Company operated at a much lower volume of business. As such, the focus of the review was the ability of current systems to provide the information necessary to manage the business in an environment of continued growth. The review resulted in a decision to implement an Enterprise Resource Planning ("ERP") solution, which will allow for all internal systems (including those related to billing, payroll, client profitability management, human resource management, and cash management) to be fully integrated using a common platform.

         The Company designated its ERP implementation as the PRISM Project. This project will be a substantial undertaking for PRC. In order to allow for a quick and efficient implementation, the Company will utilize both internal resources and outside consultants. The PRISM Project will be implemented in phases with certain systems or modules becoming functional at different points in the project timeframe. Full implementation is expected to take approximately 18 months to complete at an estimated total cost of $11 to $13 million, including software, hardware, consulting fees, training and internal resources.

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

         As of February 28, 1998, the Company had 3,886 full-time employees and 143 part-time personnel, of which 3,021 of the full-time employees and 133 of the part-time personnel were customer service representatives. The Company believes that its percentage of full-time customer service representatives is high relative to that of its competitors, resulting in greater stability and quality in its workforce. None of PRC's employees are subject to a collective bargaining agreement. The Company considers its relations with its employees to generally be good.

SALES AND MARKETING

         The Company believes its reputation for providing high quality, one-stop solutions has enabled it to obtain new business through requests for proposals, client referrals and cross-selling opportunities to existing clients. In addition, the Company's sales and marketing group actively pursues new business opportunities by identifying companies and industries which can benefit from the Company's services. Working with the information services group, the sales and marketing team is able to demonstrate to prospective clients its rapid application development and effective systems integration capabilities to meet the proposed program objectives. The Company has hired, and continues to seek to hire, sales and marketing personnel with significant industry experience in order to take advantage of their expertise and established relationships.

CLIENT RELATIONSHIPS

         The Company seeks to develop and maintain long-term relationships with its clients. PRC targets those companies which have the potential for generating recurring revenues due to the magnitude of their customer service departments or marketing programs. The Company believes that its clients view PRC as a strategic partner and a valuable resource in formulating, designing and implementing their customer service and marketing programs. During 1997, the Company provided its services to approximately 50 clients in industries such as telecommunications, transportation, consumer products, financial services and food and beverage. The Company's ongoing clients include several divisions of AT&T, British Airways, DIRECTV, Ameritech, Phillips Communications, Universal Card Services, The College Entrance Examination Board, Pizza Hut, Ryder TRS, Taco Bell and UPS. The Company's five largest clients accounted for 64% of its total revenues for 1997. Revenues generated by the various divisions of AT&T, the Company's largest client, accounted for 38% of revenues for 1997. Besides AT&T, Ameritech, representing 11% of revenues, was the only other client that accounted for 10% or more of total revenues for 1997.

         Although the Company enters into written contracts with its clients, generally either party retains the right to terminate on varying periods of prior notice. Contracts typically encompass all aspects of the Company's relationship with the client, with all charges set forth in one document. The Company's teleservicing charges are primarily based on a fixed hourly fee for dedicated service. The Company also generates teleservicing revenues under incentive based compensation agreements whereby the amount of revenue earned correlates to the achievement of established targets. Charges for database marketing and management services are based on an hourly rate or on the volume of information stored. Charges for fulfillment services are typically assessed on a transaction basis, with an additional charge for warehousing products for clients. The Company assesses separate charges for program design, development and implementation, database design and management, training or retraining of personnel, processing and access fees and account services, where appropriate.

COMPETITION

         The industry in which PRC operates is very competitive and highly fragmented. PRC's competitors range in size from very small firms offering specialized applications and short-term projects, to large independent firms and the in-house operations of many clients and potential clients. In-house teleservicing and customer service organizations comprise the largest segment of the industry. The market includes non-captive teleservicing and customer service operations such as APAC TeleServices, ATC Communications, ITI Marketing Services, MATRIXX Marketing, SITEL, TeleServices Resources, TeleSpectrum Worldwide, TeleTech Holdings and West TeleServices. In addition, some of PRC's services also compete with other forms of direct marketing such as mailhouses, television, radio and on-line services as well as the Internet. PRC believes that the principal competitive factors in its industry are a reputation for quality, sales and marketing results, price, technological expertise, and the ability to promptly provide clients with customized and creative solutions and approaches to their customer service and marketing needs. The Company believes that it competes favorably with other companies with respect to the foregoing factors for large-scale, ongoing customer service and marketing programs where the principal competitive factor is quality. The Company has not generally chosen to compete for high-volume outbound marketing programs where the principal competitive factor is price. Certain competitors may have capabilities and resources greater than the Company's, which might competitively disadvantage PRC in bidding for very large programs.

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

ITEM 2.       PROPERTIES

         In conjunction with the Company's restructuring and cost savings initiatives announced during the third quarter of 1997, the Company is in the process of consolidating three administrative/corporate locations into available space at one of its call centers in Miami, Florida. This consolidation is expected to be completed by April 1998. However, the Company will still maintain approximately 12,000 square feet of office space for its principal executive offices in a separately leased facility in Miami, Florida, which terminates in January 2000, with a 3-year renewal option. The Company's fulfillment operations are located in a separate leased facility in Miami, Florida, consisting of 47,577 square feet, the lease for which expires in 2001, with a 5-year renewal option.

         Although, the Company had eight call centers in operation as of both December 31, 1997 and December 31, 1996, the composition of those eight call centers changed. One new call center was opened in both the first and second quarters of 1997, while one small call center in Miami was converted into administrative offices in the first quarter of 1997 and another call center in Miami was closed during the third quarter of 1997 as part of the Company's restructuring plan. As of December 31, 1997, the Company leased and operated the following call centers, all of which are located in Florida:


                                                                          CURRENT
                                                                        APPROXIMATE
            LOCATION                      DATE OPENED                    NUMBER OF
                                                                       WORKSTATIONS
     -----------------------        -------------------------        ------------------
     Miami (1)                      July 1992                                 310
     Miami Lakes                    January 1996                              480
     Miami                          April 1996                                420
     Orlando                        June 1996                                 590
     Margate                        September 1996                            520
     Miami (2)                      December 1996                             780
     Jacksonville                   February 1997                             960
     Margate                        April 1997                                440
                                                                     ------------------
                                                                            4,500
                                                                     ==================

----------

(1) The Company's principal executive offices are also located in this facility.

(2) Certain administrative and operational departments are, or are planned to be, located in this facility.


         Substantially all of the workstations listed above are universal workstations which can be used for both inbound and outbound calls.

         The leases for these facilities would generally expire between 2010 and 2022 assuming the Company's exercise of all renewal options (see Note 6 - Lease Commitments of the Notes to the Financial Statements). The Company also leases additional facilities and certain other real property incidental to its operations. The Company believes that its existing facilities and other real property are suitable and adequate for its current operations, but additional facilities may be required to support growth. The Company further believes that suitable space will be available as needed to expand its business on commercially reasonable terms.

ITEM 3.       LEGAL PROCEEDINGS

         On or about February 25, 1998, a class action lawsuit, captioned NATHAN
S. DAVIS V. PRECISION RESPONSE CORPORATION; MARK J. GORDON; PAUL M. O'HARA; DAVID L. EPSTEIN; JAMES F. MURRAY; RICHARD D. MONDRE; BERNARD J. KOSAR, JR.; CHRISTIAN MUSTAD; NEIL A. NATKOW; GOLDMAN SACHS & CO.; DAIN BOSWORTH INC.; MERRILL LYNCH & CO.; AND FURMAN SELZ LLC (Case No. 98-0334 CIV - Middlebrooks), was filed in the United States District Court for the Southern District of Florida. The suit alleges that the defendants violated Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), by allegedly making misrepresentations and omissions of material facts in the prospectus prepared in connection with the Second Equity Offering. The alleged misrepresentations and omissions concern, among other matters, the failure to include the financial results of the Company for the three months ended December 31, 1996 and the omission to disclose the existence of a cost-cutting program that had been allegedly initiated prior to the Second Equity Offering by the Company's largest client and main source of revenue. The suit also alleges that the individual defendants who were officers of the Company violated Section 15 of the Securities Act based on the same alleged conduct described above.

         In addition to seeking class certification, the plaintiff seeks class monetary damages for himself and persons who purchased the Company's Common Stock on, or traceable to, the Second Equity Offering or between January 29, 1997 through and inclusive of July 10, 1997 (excluding the defendants and the immediate family members of each of the individual defendants and their respective legal representatives, heirs, successors and assigns), costs and expenses and appropriate further relief.

         The Company believes that this lawsuit is without merit and intends to contest the lawsuit vigorously.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of the Company's security-holders during the quarter ended December 31, 1997.

                                    PART II.

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS


COMMON STOCK INFORMATION

         The Company and certain selling shareholders completed the Company's initial public offering, declared effective on July 16, 1996 (with an actual closing date of July 22, 1996), of 4,600,000 shares of common stock at an offering price of $14.50 per share (the "Initial Public Offering). Prior to the Initial Public Offering, the Company's common stock was not listed or quoted on any organized market system. Since the Initial Public Offering, the common stock of the Company is traded on the Nasdaq National Market under the symbol "PRRC". The following table sets forth, for the calendar quarters indicated, the high and low closing sale prices of the common stock as reported on the Nasdaq National Market during such period:



                                                                        HIGH             LOW
                                                                        ----             ---
                  1997
                  ----
                  First quarter                                        $36              $20-3/4
                  Second quarter                                        24               14-7/8
                  Third quarter                                         17-1/8            7-1/4
                  Fourth quarter                                        10-9/16           6-3/4

                  1996
                  ----
                  Third quarter (from July 17, 1996)                   $38-1/2          $16-3/4
                  Fourth quarter                                        44-1/2           34-1/2

         As of March 20, 1998, there were 21,549,000 shares of the Company's common stock outstanding held by approximately 66 holders of record. The Company estimates, based upon information provided by the Company's transfer agent, that it has approximately 2,700 beneficial owners of its common stock as of March 20, 1998.

DIVIDEND POLICY

         The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's revolving credit facility prohibits the payment of cash dividends by the Company. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Company's Board of Directors considers appropriate.

         Prior to the consummation of the Initial Public Offering, the Company's Board of Directors declared a cash dividend (the "Dividend") to the then current shareholders of the Company of approximately $5,243,000. The Dividend was equal to the Company's estimate of its cumulative taxable income prior to the Company's conversion immediately prior to the consummation of the Initial Public Offering from an S corporation to a C corporation to the extent such taxable income had not previously been distributed. The Dividend was subject to adjustment based upon actual cumulative taxable income as finally determined based on the Company's final tax return as an S corporation. During the second quarter of 1997, the Company's final tax return as an S corporation was completed and filed. As a result, an additional $174,000 was paid to the Company's existing shareholders prior to the Initial Public Offering as a final distribution of the Company's accumulated taxable income prior to conversion to C corporation status. No cash dividends were paid to the shareholders in 1995. See Note 1 - Operations and Significant Accounting Policies and Note 10 - Capital Stock of the Notes to the Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company did not issue or sell any unregistered securities during the quarter ended December 31, 1997 except for the granting and repricing of stock options described below pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan (the "Employee Stock Plan").

         The Company granted options to purchase 515,000 shares of common stock to three executive officers of the Company. Of these options, 165,000 shares were granted at an exercise price of $7.41 per share and 350,000 shares were granted at an exercise price of $6.88 per share. These options have a term of seven years, with 165,000 shares vesting 50% on the date of grant and an additional 25% on each of the first two anniversaries from the date of grant and with 350,000 shares vesting 50% six months from the date of grant and an additional approximately 16-2/3% on each of the first three anniversaries from the date of grant.

         The same three executive officers also had certain of their existing stock options repriced at the same time that they were granted the stock options described above. Options covering a total of 646,000 shares of common stock were repriced, with 310,000 shares having a new exercise price of $7.41 per share and 336,000 shares having a new exercise price of $6.88 per share. As part of the repricing, certain of these stock options provided for a new vesting schedule. Options covering 254,000 shares now vest 50% on the original date of grant of the options with an additional 25% vesting on each of the first two anniversaries from the original date of grant, and options covering 336,000 shares now vest 50% six months from the repricing date of grant with an additional approximately 16-2/3% vesting on each of the first three anniversaries from the repricing date of grant.

         In late November 1997, the Company adopted a plan to reset, effective December 5, 1997 (the "Repricing Date"), the exercise price of all outstanding employee stock options. The Company offered each employee holding outstanding stock options (approximately 170 employees in total) the opportunity to change the option price, date of grant and vesting period as of the Repricing Date with respect to his or her respective outstanding stock options. Under the terms of the plan, an employee's previously granted stock options would be cancelled, including any vested options, and such employee would receive the equivalent number of new stock options at an exercise price equal to the fair market value of the Company's common stock on the Repricing Date ($7.875 per share). The new stock options received by an employee would have a vesting schedule the same as such employee's cancelled stock options except that vesting for the new stock options would commence from the Repricing Date. Generally, the new grants would vest at 20% on each of the first five anniversaries from the Repricing Date. The Company's plan was accepted by approximately 125 employees with respect to 925,000 outstanding stock options.

         On the Repricing Date, the Company also granted options to purchase 439,750 shares of common stock to 49 employees (including three executive officers) at an exercise price of $7.875 per share. These options have a term of seven years and vest at the rate of 20% on each of the first five anniversaries from the Repricing Date, except for options to purchase 80,000 shares of common stock which vest 25% on each of the first four anniversaries from the Repricing Date.

         All of the stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. See Note 11 - Stock-Based Compensation Plans of the Notes to the Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA

         The following Selected Financial Data of the Company as of and for the years ended 1993 through 1997 has been derived (except for Other Data) from the audited financial statements of the Company. Such data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements (the "Financial Statements") and the Notes to the Financial Statements included elsewhere in this report.

                                                                     YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------
                                            1997(7)          1996             1995            1994             1993
                                          ------------    ------------     ------------    ------------    -------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS:
(FOR THE FISCAL YEAR):
    REVENUES                              $  143,584      $    97,637      $    30,204     $    14,998     $   18,218
                                          ----------      -----------      -----------     -----------     ----------
    OPERATING EXPENSES:
        Costs of services                    128,177           71,345           21,212          10,190         11,706
        Selling, general and
            administrative expenses           25,874           14,727            7,164           4,888          6,561
        Restructuring and asset
            impairment charges                11,591               -                 -               -              -
                                          ----------      -----------      -----------     -----------     ----------
            Total operating expenses         165,642           86,072           28,376          15,078         18,267
                                          ----------      -----------      -----------     -----------     ----------
            Operating (loss) income       $  (22,058)     $    11,565      $     1,828     $       (80)     $     (49)
                                          ==========      ===========      ===========     ===========     ==========

    NET (LOSS) INCOME (1)                 $  (13,066)     $     7,850      $     1,456     $      (372)     $    (246)
                                          ==========      ===========      ===========     ===========      =========

    PROFORMA DATA (UNAUDITED) (1):
        Income (loss) before pro forma
            income taxes                                  $    10,877      $     1,456     $      (372)     $    (246)
        Proforma provision (benefit)
            for income taxes relating to
            S corporation                                       4,358              619             (86)           (46)
                                                          -----------      -----------     -----------     ----------
            PROFORMA NET INCOME (LOSS)                    $     6,519      $       837     $      (286)    $     (200)
                                                          ===========      ===========     ===========     ==========

COMMON STOCK DATA (2):
   Net loss per common share
        (diluted)                         $    (0.61)
   Proforma net income per common
        share (diluted) (1)(3)(4)(5)                      $      0.36      $      0.05
   Book value per share (5)               $     4.15      $      2.65      $      0.17     $      0.09     $     0.12
   Number of shares outstanding
        (at year-end) (5)                 21,542,000       20,000,000       16,400,000      16,400,000     16,400,000
   Weighted average number of
        shares outstanding
        (diluted) (3)                     21,392,814       18,083,241       16,527,061             N/M            N/M

FINANCIAL POSITION (2):
(AT YEAR-END):
    Working capital (deficit)             $   23,521      $    11,849      $     1,365     $    (1,423)    $      160
    Current ratio                              1.68X            1.40X            1.23X           0.73X          1.04X
    Property and equipment, net           $   63,301      $    42,034      $     5,284     $     3,834     $    3,155
    Total assets                          $  127,413      $    88,415      $    12,713     $     7,737     $    7,933
    Long-term obligations, less
        current portion (6)               $    3,493      $     4,190      $     3,924     $     1,020     $    1,565
    Shareholders' equity                  $   89,440      $    52,950      $     2,816     $     1,473     $    1,939

OTHER DATA:
(AT YEAR-END):
    Number of workstations                     4,500            3,220              550             320            320
    Number of call centers                         8                8                2               2              2

---------------------

(1) Prior to the Company's Initial Public Offering on July 16, 1996, the Company was an S corporation and not subject to Federal and state corporate income taxes. On July 16, 1996, the Company revoked its S election and changed its tax status from an S corporation to a C corporation, recorded deferred income taxes totaling $90,000 and began providing for Federal and state corporate income taxes from and including that date. The summary of operations data reflects a proforma provision (benefit) for income taxes as if the Company were subject to Federal and state corporate income taxes for all years. This proforma provision (benefit) for income taxes is computed using a combined Federal and state tax rate of 37.6%. See Note 9 - Income Taxes of the Notes to the Financial Statements.

(2) Effective January 29, 1997 (the actual closing date was February 4, 1997), the Company and certain selling shareholders completed the Second Equity Offering of 4,740,000 shares of common stock at an offering price of $35.125 per share. See Note 2 - Public Offerings of the Notes to the Financial Statements.

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

(5) Includes a retroactive adjustment for stock splits effected by way of share dividends described more fully in Note 10 - Capital Stock of the Notes to the Financial Statements.

(6) Long-term obligations for 1997 consist only of capital lease obligations. For the years ended 1993 through 1996, long-term obligations consist of capital lease obligations, a note payable to a bank and certain installment loans. Fiscal 1995 also includes the outstanding balance of the Company's revolving credit loan as of that year then ended described more fully in
     Note 5 - Credit Facilities and Long-Term Debt of the Notes to the Financial Statements.

(7) Includes special charges of $26.2 million before taxes described more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Basis of Presentation" and Note 3 Restructuring and Other Non-Recurring Special Charges of the Notes to the Financial Statements.

N/M    - Not meaningful since past operations and capital structure are not necessarily indicative of current and future operations and capital structure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with "Selected Financial Data," the Financial Statements and the Notes to the Financial Statements.

OVERVIEW AND BASIS OF PRESENTATION

         The Company was incorporated in 1982 as a fulfillment company, expanding its services to include database marketing and management beginning in 1984 and teleservices in 1988. In 1993, the Company initiated the implementation of certain strategic measures to become a full-service provider of integrated services in order to attract larger corporate clients with a variety of ongoing telephone-based customer service and marketing needs. These strategic measures included significant investments in management, personnel, systems, facilities and equipment. During the last three years, the Company has invested over $80 million in systems, facilities and equipment, including the capitalized value of all leased property and equipment, to facilitate growth.

         The Company currently offers its customers single source, integrated solutions for their teleservicing, database marketing and management and fulfillment needs. The Company's primary source of revenue is teleservicing activities which are comprised of both inbound (customer-initiated) and outbound (Company-initiated) calls. Teleservicing revenues are generally earned for providing services on a rate per hour basis. However, beginning in the third quarter of 1997, the Company also generated teleservicing revenues under incentive based compensation agreements whereby the amount of revenue earned correlates to the achievement of established targets. The majority of teleservicing revenues are derived from inbound calls, which represented 80% of teleservicing revenues and 59% of total revenues in 1997 and 81% of teleservicing revenues and 54% of total revenues in 1996. Inbound teleservicing consists mostly of longer term customer care and customer service programs which tend to be more predictable. Outbound teleservicing and, in particular, incentive based outbound teleservicing, is driven by marketing programs which change frequently relative to inbound programs. As such, outbound teleservicing is subject to greater variation in operating results (see "Fluctuations in Quarterly Results" below).

         Information services provided by the database marketing and management group typically include the design, development and implementation of software applications for use in a particular client program and the integration of the Company's systems with those of its clients. Additionally, although the Company's core business is providing teleservices on an outsourced basis to its clients, certain clients may prefer to "cosource" certain programs whereby the Company and the client will jointly manage programs, with the Company making available to the client certain software, systems and services.

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

         Prior to the Initial Public Offering of the Company's common stock, which was declared effective on July 16, 1996 (the actual closing date was July 22, 1996), the Company elected for Federal and state income tax purposes to be treated as an S corporation under the Internal Revenue Code and comparable state tax laws. As a result, earnings of the Company were taxed for Federal and state income tax purposes directly to the shareholders of the Company, rather than to the Company. Immediately prior to the Initial Public Offering, the Company revoked its S corporation election and converted from an S corporation to a C corporation. The statements of operations data for all years (except 1997) includes a provision (benefit) for Federal and state income taxes as if the Company were subject to Federal and state corporate income taxes for such years. The proforma provision (benefit) is computed using a combined Federal and state tax rate of 37.6%. For further discussion of the Company's change in income tax status and the Dividend paid to the Company's shareholders immediately prior to the Initial Public Offering, see Note 1 - Operations and Significant Accounting Policies and Note 10 - Capital Stock of the Notes to the Financial Statements.

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data, as a percentage of revenues, for the years indicated:

                                                         1997            1996           1995
                                                      ------------    -----------    ------------
SELECTED OPERATING RESULTS:
    Revenues                                             100.0%          100.0%         100.0%
    Costs of services                                     89.3            73.1           70.2
                                                      ------------    -----------    ------------
        Gross margin                                      10.7            26.9           29.8
    Selling, general and administrative                   18.0            15.1           23.7
      expenses

    Restructuring and asset impairment                     8.1             -              -
      charges

                                                      ------------    -----------    ------------
        Operating (loss) income                          (15.4)%          11.8%           6.1%
                                                      ============    ===========    ============

1997 VS. 1996

         During the third quarter of 1997, the Company initiated an extensive and systematic review of its operations and cost structure in response to inefficiencies primarily resulting from the addition of capacity and infrastructure to accommodate a contract for its largest client that was delayed indefinitely and an across-the-board price reduction imposed by this client. This review focused on reducing operating expenses, increasing customer service efficiencies and generally strengthening the Company's position to provide telephone-based customer service and marketing solutions on an outsourced and cosourced basis to large corporations.

         As a result of this review, the Company announced a major restructuring and cost reduction plan designed to reduce its cost structure and adjust its infrastructure to significantly improve operating efficiencies and performance as the Company shifts its customer base to a more diversified portfolio. The Company expects to realize $1.6 million in savings from the consolidation of three administrative locations into unused space at an existing facility, $6.0 million in savings from a 10% reduction in overhead and administrative headcount due to the consolidation and reorganization of various functional departments, $0.2 million in savings from the integration and enhancement of financial and operating systems and $2.2 million in other cost savings initiatives mainly related to renegotiations of service contracts and reassessment of corporate expenditure policies. Therefore, once fully implemented, the cost reductions are expected to result in annual savings of approximately $10.0 million. The Company began to benefit from these cost savings beginning in the fourth quarter of 1997; however, the full impact of the cost savings initiatives will not be realized until substantially all of these initiatives have been effected which is now expected to be by the second quarter of 1998.

         The Company's operating results for the fiscal year ended December 31, 1997 include the effects of a pre-tax non-recurring special charge of $26.2 million recorded in conjunction with the implementation of the restructuring and cost reduction plan. The special charge to earnings is included in the following categories on the Consolidated Statements of Operations:

                                                PRE-TAX DOLLAR     AFTER-TAX
                                                    AMOUNT         PER SHARE
                                                 (IN MILLIONS)       AMOUNT
                                                 --------------  -------------

    Restructuring and asset impairment
       charges                                       $ 11.6        $ (0.32)
    Cost of services                                    7.8          (0.22)
    Selling, general and administrative
       expenses                                         6.8          (0.19)
                                                 --------------  -------------
            Total                                    $ 26.2        $ (0.73)
                                                 ==============  =============

         See Note 3 - Restructuring and Other Non-Recurring Special Charges of the Notes to the Financial Statements for further discussion of the non-recurring special charges.

REVENUES

         During 1997, revenues increased by $45.9 million, or 47%, in comparison to the prior year. The principal components of revenues are teleservicing activities, including account services (representing 74% of revenues in 1997), and information services (representing 16% of revenues in 1997), with the balance primarily represented by fulfillment services. Although, the Company had eight call centers in operation as of both December 31, 1997 and December 31, 1996, the composition of those eight call centers changed. One new call center was opened in both the first and second quarters of 1997, while one small call center was converted into administrative offices in the first quarter of 1997 and another call center was closed during the third quarter of 1997 as part of the Company's restructuring plan. As a result of this change in composition, workstation capacity increased from approximately 3,200 workstations as of December 31, 1996 to approximately 4,500 workstations as of December 31, 1997. However, for most of 1997, the Company's workstation capacity exceeded its requirements for the level of business the Company experienced and, as of December 31, 1997, approximately 1,100 workstations were not being utilized to generate revenues at such date. The Company is attempting to accelerate the award of additional work from existing clients and pursuing new client opportunities in order to expedite the utilization of these workstations.

         Teleservicing activities, principally inbound services, accounted for the majority of the revenue growth during 1997 with an increase of $40.1 million, or 61%, to $105.7 million in 1997. Major factors contributing to the increase in teleservicing revenues were the addition of several new programs for existing clients as well as the addition of new clients, principally in the telecommunications service and equipment industries. Overall, new client business accounted for $24.7 million, or 17%, of total revenues for 1997, while revenues from the Company's largest client accounted for 38% of total revenues down from 68% for 1996. Generally, teleservicing revenues are earned on a rate per hour basis. However, during 1997, approximately 10% of total revenues were earned under incentive based compensation agreements.

         Revenues from information services for 1997 were $23.3 million, a decrease of $2.2 million, or 9%, from 1996. This decrease was primarily attributable to the performance of a $14.0 million non-recurring client project during 1996 offset by an increase of $6.8 million in teleservicing-based application software transfers and the overall growth in operations during 1997. Such transfers produce substantially higher margins than other information services (which involve the development of unique, individual customer-based applications). The Company intends to continue to attempt to market the transfer of teleservicing-based application software, although there is no assurance that the Company will be successful in effecting any such transfers in the future. Due to the substantially higher margins on these transfers, the Company's operating results could be significantly impacted based upon the success of the Company in effecting these transactions in any future period.

COST OF SERVICES

         Cost of services generally include all direct and some indirect costs incurred in connection with the Company's revenue-producing departments, including, but not limited to, labor, telephone expenses directly related to revenue-generating activities, equipment under operating leases used in the call centers and fulfillment facility, direct overhead for all such operational facilities, such as rent, security and insurance, and depreciation and amortization of property and equipment used in operations. Cost of services increased by $56.8 million, or 80%, to $128.2 million in 1997, principally as a result of the growth in operations and the absorption of $7.8 million in non-recurring special charges in conjunction with the Company's restructuring and cost reduction initiatives. See Note 3 - Restructuring and Other Non-Recurring Special Charges of the Notes to the Financial Statements for further discussion of the restructuring and non-recurring special charges.

         The increase in cost of services, as a percentage of revenues, from 73.1% in 1996 to 89.3% for 1997 was primarily attributable to the Company's expansion of its infrastructure and operations and the resultant excess capacity together with lower than expected yield on incentive based programs. This included increasing the number of workstations in anticipation of providing increased services to the Company's largest customer. This increase in services did not materialize leaving the Company with excess capacity for most of 1997 and a higher than desired cost structure during the second and third quarters of 1997. Additionally, the Company's largest client instituted an across-the-board price reduction in the third quarter of 1997. The Company's existing infrastructure has been assessed and realigned for 1998 as part of the Company's restructuring and cost reduction plan initiatives previously discussed. However, in addition to these initiatives, a key component to enable the Company to reduce cost of services as a percentage of revenue and achieve its gross margin percentage targets in the future will be maximization of current capacity levels by increasing revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") generally include the costs of central services the Company provides to support and manage its operations, including senior management, sales and marketing, human resources, management information services, as well as finance and accounting functions. SG&A increased $11.1 million, or 76%, to $25.9 million in 1997. This increase was primarily due to the increase in administrative salaries and benefits of approximately $5.8 million to support the Company's growth along with an increase in the provision for the allowance for doubtful accounts of approximately $0.7 million to adequately provide a reserve for the Company's receivables following various charge-offs. The increase for 1997 also reflects the absorption of $6.8 million in non-recurring special charges in conjunction with the Company's restructuring and cost reduction initiatives.

However, the Company did begin to see benefits from its cost reduction initiatives in the fourth quarter of 1997 as reflected by an improvement in SG&A expenses of $2.6 million over the same period of 1996. See Note 3 - Restructuring and Other Non-Recurring Special Charges of the Notes to the Financial Statements for further discussion of the restructuring and non-recurring special charges.

         The increase in SG&A, as a percentage of revenues, from 15.1% in 1996 to 18.0% for 1997 reflects the effect of the Company taking a non-recurring special charge relative to the Company's expansion of its infrastructure to support the then expected continuing growth of the Company. A significant portion of this growth was to come from the Company's largest client. However, as mentioned above, this increase in services did not materialize leaving the Company with a higher than desired cost structure during the second and third quarters of 1997. Additionally, the Company's largest client instituted an across-the-board price reduction in the third quarter of 1997. The Company's SG&A cost structure has been assessed and streamlined for 1998 as part of the Company's restructuring and cost reduction plan initiatives previously discussed. However, in addition to these initiatives, a key component to enable the Company to reduce its SG&A expenses as a percentage of revenue and achieve its operating margin percentage targets in the future will be maximization of current capacity levels by increasing revenues.

INTEREST, NET

         Interest income, net of interest expense, was $282,000 for 1997 compared to net interest expense of $688,000 for 1996. This improvement primarily represents interest income generated during 1997 from the investment of a portion of the net proceeds from the Second Equity Offering and the absence of borrowings from the Company's existing credit facility during 1997. See Note 2 - Public Offering of the Notes to the Financial Statements. The proceeds from borrowings during 1996 were primarily obtained from the then existing revolving credit loan.

INCOME TAXES

         Prior to the Initial Public Offering, the Company was an S corporation and, accordingly, was not subject to Federal and state income taxes. Therefore, the Consolidated Statement of Operations for the period January 1, 1996 through July 16, 1996 does not include a provision for Federal and state income taxes.

         The Company had a deferred tax asset of $6.4 million at December 31, 1997. Management believes that the Company will generate sufficient taxable income in the future such that it is more likely than not that this deferred tax asset will be realized.

NET LOSS AND NET LOSS PER SHARE

         For the fiscal year ended December 31, 1997, net loss was $13.1 million, including the impact of the restructuring and non-recurring special charges as set forth in the next paragraph, compared to proforma net income of $6.5 million for the comparable period of 1996. Net loss per share (diluted) for 1997 was $0.61, including the impact of the restructuring and non-recurring special charges as set forth in the next paragraph, compared to proforma net income per share (diluted) of $0.36 in 1996.

         The net loss and net loss per share (diluted) amounts associated with the restructuring and non-recurring special charges were $15.7 million and $0.73, respectively, for the fiscal year ended December 31, 1997. See Note 3 - Restructuring and Other Non-Recurring Special Charges of the Notes to the Financial Statements for further discussion of the restructuring and non-recurring special charges.

         Proforma net income for the period January 1, 1996 through July 16, 1996 includes a proforma provision for Federal and state income taxes as if the Company were subject to such taxes as a C corporation for that period. The Company was a C corporation throughout 1997; therefore, net income for the fiscal year ended December 31, 1997 includes the appropriate provision under such income tax status.

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

COSTS OF SERVICES

         Costs of services increased by $50.1 million, or 236%, in 1996 as compared to 1995, primarily due to the growth in operations. The increase in costs of services, as a percentage of revenues, from 70.2% in 1995 to 73.1% for 1996 was primarily attributable to volume pricing for certain large teleservicing programs partially offset by certain information services projects for clients which generated higher margins than the Company's overall business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The increase of $7.6 million, or 106%, in SG&A for 1996 as compared to 1995 was primarily due to an increase in administrative salaries and benefits to support the Company's growth and increased sales commissions. As a percentage of revenues, SG&A decreased from 23.7% in 1995 to 15.1% in 1996 principally as a result of the absorption of such costs by an increased base of revenues.

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

PROFORMA NET INCOME

         Proforma net income increased by $5.7 million, or 679%, to $6.5 million in 1996 from $0.8 million in 1995 primarily as a result of the increase in pretax income stemming from the Company's growth in operations. Proforma net income includes a proforma provision for Federal and state income taxes as if the Company were subject to such taxes as a C corporation for the entire period for each of the years presented.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its operations and capital expenditures primarily through cash flows from operations, bank borrowings and capital lease financings. In 1996 and 1997, the Company obtained additional liquidity from the net proceeds of the Initial Public Offering and the Second Equity Offering, respectively.

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

         On May 1, 1996, the Company entered into the Senior Revolving Facility which provided for revolving loans in an aggregate principal amount not to exceed $15.0 million and matured in May 1999. On March 2, 1998, the Company refinanced the Senior Revolving Facility as described below. Under the Senior Revolving Facility, the Company was able to borrow up to 85% of eligible accounts receivable. The Senior Revolving Facility was primarily collateralized by accounts receivable. Based upon eligible accounts receivable and no outstanding borrowings under the Senior Revolving Facility as of December 31, 1997, availability thereunder was $15.0 million as of December 31, 1997. The Senior Revolving Facility accrued interest at the Company's option at the prime rate plus 0.5% or the LIBOR rate plus 3.0%. The Company paid a fee of 0.25% per annum on unused commitments under the Senior Revolving Facility. The Company was required, under the terms of the Senior Revolving Facility, to maintain certain financial covenants, including minimum tangible net worth and earnings. The agreement also contained certain restrictions on additional indebtedness, capital expenditures and the declaration and payment of dividends. See Note 5 - Credit Facilities and Long-Term Debt of the Notes to the Financial Statements.

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

         On March 2, 1998, the Company entered into a new three-year, $25.0 million revolving credit facility (the "Credit Facility"), replacing the Senior Revolving Facility (see Note 16 - Subsequent Events of the Notes to the Financial Statements). In addition, the primary lender on the Credit Facility is using "best efforts" to obtain an additional $15.0 million in credit from a syndicate of lenders which, if accomplished, would provide for revolving loans in an aggregate principal amount of up to $40.0 million. However, no assurance can be given that the additional $15.0 million of credit will be obtained. The Company may borrow up to 80% of eligible accounts receivable. The Credit Facility is collateralized by all the Company's owned and hereafter acquired assets. The Credit Facility accrues interest at the Company's option at (i) the greater of the prime rate or the federal funds rate plus .50% or (ii) the LIBOR rate plus a specified percentage (1.25% to 1.75%) based upon the ratio of funded debt to EBITDA. The Company pays a fee of between 0.1875% and 0.25% per annum on unused commitments under the Credit Facility based upon the ratio of funded debt to EBITDA. The Company is required, under the terms of the Credit Facility, to maintain certain financial covenants and ratios, including minimum tangible net worth and funded debt to EBITDA and funded debt to capitalization ratios, to limit capital expenditures and additional indebtedness and is restricted, among other things, with respect to the declaration and payment of dividends, redemptions and acquisitions.

         At December 31, 1997, the Company had cash and cash equivalents of $11.1 million and total long-term obligations of $5.9 million. Net cash used in operating activities was $8.7 million for 1997, while $7.1 million and $0.6 million of net cash was provided by operating activities in 1996 and 1995, respectively. The increase in net cash used between 1997 and 1996 is primarily attributable to the reduction in income (loss) before non-cash charges (depreciation and amortization, restructuring and asset impairment charges and deferred taxes). In 1996, the increase in net cash provided by operating activities was principally the result of the Company's significant growth in operations as compared to 1995.

         The Company's working capital as of December 31, 1997 and 1996 was $23.5 million and $11.8 million, respectively. Major factors contributing to the increase in 1997 were additional cash and cash equivalents due to net proceeds available from the Second Equity Offering and the significant income tax receivable and deferred tax assets generated by the Company's net loss position for 1997.

         Net cash used in investing activities in the amounts of $34.0 million, $35.5 million, and $1.6 million in 1997, 1996 and 1995, respectively, was principally for capital expenditures. In 1997, the Company opened one new call center in both the first and second quarters of 1997, while one small call center was converted into administrative offices in the first quarter of 1997 and another call center was closed during the third quarter of 1997 as part of the Company's restructuring plan. As a result, workstation capacity increased from approximately 3,200 workstations as of December 31, 1996 to approximately 4,500 workstations as of December 31, 1997. During 1996, the Company increased its workstation capacity by approximately 2,670 workstations. Therefore, the major increases in capital expenditures for both 1997 and 1996 were telecommunications and computer equipment principally attributable to the large increase in the Company's total workstation capacity and leasehold improvements for the new call centers to house the additional workstations.

         Capital expenditures, including the capitalized value of property and equipment, were $35.9 million, $43.8 million and $2.6 million for 1997, 1996 and 1995, respectively. Capital expenditures for 1998 are expected to be primarily for internal financial and operating system enhancements which, in the aggregate, should be less than half of what was spent during 1997. The Company has recently begun implementation of the ERP solution, which the Company has designated the PRISM Project. The PRISM Project will utilize both internal resources as well as outside consultants to allow for a quick, efficient implementation. Full implementation, including software, hardware, consulting fees, training and internal resources, will cost approximately $11 to $13 million and will take approximately eighteen months to complete. A portion of these costs will be charged to earnings based upon the provisions of AICPA Statement of Financial Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). See "Business - Management Information Systems" and "New Accounting Standards" below.

         Net cash provided by financing activities was $46.6 million, $35.4 million and $0.5 million in 1997, 1996 and 1995, respectively. During 1997, the Company raised additional capital from the Second Equity Offering and used a portion of the net proceeds provided by such offering principally to fund anticipated workstation capacity growth. In 1996, the Company raised additional capital from the Initial Public Offering and used a portion of the net proceeds provided by such offering to retire the installment loans from a bank totaling $1.0 million (the "Installment Loans"), to pay the outstanding balance on the Senior Revolving Facility and to pay the Dividend. Borrowings during 1996 were primarily from the Senior Revolving Facility and its predecessor, the Revolving Loan. An aggregate of $6.0 million of proceeds from the Senior Revolving Facility was used to retire the note payable to a bank (the "Note") and to pay the outstanding amount of $5.7 million as of May 1, 1996 under the Revolving Loan. In 1995, the Company's financing activities pertained to borrowings under the Revolving Loan principally for working capital needs and debt service for long-term obligations, including the Note and the Installment Loans, as well as capital lease financings.

         The Company is currently in negotiations to secure a special leasing arrangement for a new call center to be constructed in Sunrise, Florida. The Company had guaranteed the mortgage on the property and, if such financing was not originally secured by February 28, 1998, it had agreed to be obligated to buy the property (land and existing building) for the outstanding balance of the mortgage plus accrued interest thereon, which is currently estimated to be $3.5 million. On March 2, 1998, the Company was granted an extension, through June 2, 1998, on its guarantee of the property's mortgage and the foregoing obligation. However, as consideration for this extension, the Company was required to place $3,468,000 in escrow with the primary lender which will be used to purchase the property should the Company not secure a new leasing arrangement by June 2, 1998. See Note 16 Subsequent Events of the Notes to the Financial Statements.

         The Company believes that funds generated from operations, available borrowings under the new Credit Facility and lease financings will be sufficient to finance its planned capital expenditures and anticipated growth at least through 1998. The Company's long-term capital requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long term, the Company would need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

NEW ACCOUNTING STANDARDS

         See Note 1 - Operations and Significant Accounting Policies of the Notes to the Financial Statements for a discussion of Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, both of which are required to be adopted for fiscal years beginning after December 15, 1997.

         In October 1997, the AIPCA issued Statement of Financial Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance in recognizing revenue on software transactions when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probable. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997.

         In March 1998, the AIPCA issued Statement of Financial Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for capitalization of certain costs incurred in the development of internal-use software and is effective for financial statements for years beginning after December 15, 1998.

         The Company has not yet determined the impact, if any, that the adoption of SFAS No. 130, SFAS No. 131, SOP 97-2 and SOP 98-1 will have on the Company's financial statements.

YEAR 2000 ISSUE

         The Year 2000 issue affects the Company's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000 and years thereafter. Because many computers and computer applications define dates by the last two digits of the year, "00" or other two-digit dates after the year 2000 may not be properly identified as the year 2000 or the appropriate later year, but rather the year 1900 or a year between 1901 and 1999 (as the case may be). This error could result in miscalculations or system failures.

         In order to improve operating performance, the Company has undertaken, or will undertake in the near future, a number of significant system initiatives. As discussed above, the Company will expend, pursuant to the PRISM Project, between approximately $11.0 million and $13.0 million over the next eighteen months to upgrade and enhance its internal financial and administrative systems. A portion of these costs will be charged to earnings as incurred based upon the provisions of SOP 98-1. An ancillary benefit of those system initiatives is that the resulting systems will be Year 2000 compliant. Based upon a recent assessment, the Company has determined that the incremental cost of insuring that its remaining computer systems are Year 2000 compliant is not expected to be material. After completing a preliminary assessment of each of its operations and their Year 2000 readiness, the Company believes that appropriate actions are being taken, and expects to complete its overall Year 2000 remediation prior to any anticipated impact on its operations. The Company believes that, with modifications or routine maintenance to existing hardware and software and conversions to new systems, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications, maintenance and conversions are not made, or not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

         The Year 2000 issue may also affect the systems and applications of the Company's customers or suppliers. The Company has initiated formal communications with a number of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company will continue similar communication with major customers, and the balance of its major suppliers, during 1998 to receive the appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Although the Company currently does not anticipate any material adverse impact on its operations as a result of Year 2000 issues of its customers or suppliers, at this stage of its review no assurance can be given that the failure by one or more of its major suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations.

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

FLUCTUATIONS IN QUARTERLY RESULTS

         The Company experiences quarterly variations in revenues and operating income principally as a result of the timing of clients' marketing campaigns and customer service programs, the commencement of new contracts, changes in the Company's revenue mix among its various services offered to clients, including the percentage of services provided under incentive-based compensation agreements, and the timing of additional operating expenses to acquire and support new business. In addition, the completion or termination of a large customer service program or the loss or delay in the implementation of a large customer service program or in a transfer of teleservicing-based application software could cause the Company to experience such quarterly variations. While the effects of seasonality on the Company's business have generally been obscured by the addition of new clients and growing revenues, the Company's business tends to be slower in the first and third quarters of its fiscal year as client marketing programs are typically slower in the post-holiday and summer months.

         Relative to revenue mix, due, for example, to the significantly higher margins generated from revenue earned from the transfers of teleservicing-based application software and to actual performance under incentive-based compensation agreements, fluctuations in gross and operating margins may occur whenever revenue mix or actual performance results fluctuates from quarter to quarter. See Note 15 -- Unaudited Quarterly Financial Data of the Notes to Financial Statements.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation and development of new client relationships and programs, the maintenance of existing client relationships and programs (particularly since the Company's agreements with its clients generally do not assure the Company will generate a specific level of revenue, do not designate the Company as the exclusive service provider and are terminable on short notice), the successful marketing of the Company's information- and teleservicing-based application software, the effective completion of the implementation of the Company's restructuring plan, the achievement of satisfactory levels of both gross and operating margins, the opening of new call centers in accordance with strategic plans and in a timely and economic manner consistent with existing capacity requirements, the recruitment and retention of qualified personnel, the continued enhancement of telecommunication, computer and information technologies and operational and financial systems (including the successful and timely completion of the implementation and installation of the PRISM Project), the achievement by the Company and its suppliers and customers of Year 2000 compliance in a timely and cost efficient manner, the continued and anticipated growth in industry trends towards outsourcing and cosourcing of telephone-based marketing and customer service operations (particularly in the telecommunications services and equipment, transportation, consumer products and food and beverage industries), changes in competition and the forms of direct sales and marketing techniques, consumer interest in, and use of, the Company's clients' products and services, general economic conditions, costs of telephone services, financing and leasing of equipment, the adequacy of cash flows from operations and available financings to fund capital needs and future growth, changes in governmental rules and regulations applicable to the Company, the Company ultimately prevailing in the recently filed class action lawsuit without incurring significant management time and attention and litigation costs or class liability and other risks set forth in this report and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control; in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information called for by this item is set forth in the Company's Consolidated Financial Statements contained in this report. The Consolidated Financial Statements can be found at the pages in this report listed in the following index:


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     PAGE

         Report of Independent Accountants - Coopers & Lybrand L.L.P...................................F-1

         Consolidated Balance Sheets as of December 31, 1997 and 1996..................................F-2

         For the years ended December 31, 1997, 1996 and 1995:

                  Consolidated Statements of Operations................................................F-3

                  Consolidated Statements of Shareholders' Equity......................................F-4

                  Consolidated Statements of Cash Flows................................................F-5

         Notes to Consolidated Financial Statements....................................................F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the Company's 1997 fiscal year-end.

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement to be filed with the SEC within 120 days of the Company's 1997 fiscal year-end.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

         The information required by this Item is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement to be filed with the SEC within 120 days of the Company's 1997 fiscal year-end.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement to be filed with the SEC within 120 days of the Company's 1997 fiscal year-end.

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

       2.    Financial Statement Schedules                             PAGE
                                                                       ----

                 Schedule II - Valuation and Qualifying Accounts........S-1

       3.    Exhibits

  EXHIBIT
  NUMBER                               DESCRIPTION OF EXHIBIT
------------        ------------------------------------------------------------

    3.1             Articles of Incorporation of Precision Response Corporation*

    3.2 Bylaws of Precision Response Corporation as amended on July 23, 1996 (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 0-20941) and as further amended by Amendment to Article II, Section 6 of the Bylaws of the Company effective on February 19, 1997 (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-20941)

    9.1 Voting Trust Agreement, dated as of February 16, 1996, between Richard Mondre and Mark Gordon*

    9.2 Voting Trust Agreement, dated as of February 16, 1996, between Richard Mondre and David Epstein*

    9.3 Voting Trust Agreement, dated as of February 16, 1996, between James Murray and Mark Gordon*

    9.4 Voting Trust Agreement, dated as of February 16, 1996, between James Murray and David Epstein*

    9.5 A separate Amendment to Voting Trust Agreement, dated as of December 27, 1996, for each of the Voting Trust Agreements dated as of February 16, 1996 described in Exhibit numbers 9.1, 9.2, 9.3, and 9.4 hereto (incorporated by reference to Exhibit 9.5 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-18823), initially filed on December 26, 1996)

    10.1 Precision Response Corporation Amended and Restated 1996 Incentive Stock Plan as amended through May 15, 1997 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-20941)+

    10.2 Precision Response Corporation 1996 Nonemployee Director Stock Option Plan*+

  EXHIBIT
  NUMBER                               DESCRIPTION OF EXHIBIT
------------        ------------------------------------------------------------

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

    10.22 Assignment of Lease, dated as of April 18, 1996, between Precision Response Corporation and Deerwood Realty Partners, Ltd.*

  EXHIBIT
  NUMBER                               DESCRIPTION OF EXHIBIT
------------        ------------------------------------------------------------

    10.23 Sublease, dated May 1, 1996, between Precision Response Corporation and Deerwood Realty Partners, Ltd.*

    10.24 Lease, dated January 25, 1996, between Donald V. Mariutto and Eugene L. Mariutto, and Precision Response Corporation*

    10.25 Assignment of Lease, dated April 30, 1996, between Precision Response Corporation and Deerwood Realty Partners, Ltd.*

    10.26 Sublease, dated May 1, 1996, between Precision Response Corporation and Deerwood Realty Partners, Ltd.*

    10.27 Registration Rights Agreement, dated May 15, 1996, between Precision Response Corporation and Mark Gordon*

    10.28 Registration Rights Agreement, dated May 15, 1996, between Precision Response Corporation and David Epstein*

    10.29 Employment Agreement with Richard N. Ferry, Jr. dated May 15, 1996*, as amended by Amendment to Employment Agreement dated as of November 10, 1997 between the Company and Mr. Ferry (filed herewith)+

    10.30 Net Lease, dated May 1, 1996, between Deerwood Realty Partners, Ltd. and Precision Response Corporation*

    10.31 Amendment Nos. 1 and 2 to Loan and Security Agreement between Heller Financial, Inc. and Precision Response Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-20941) and Third Amendment to Loan and Security Agreement between Heller Financial, Inc. and Precision Response Corporation (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 333-18823), initially filed on December 26, 1996)

    10.32 Employment Agreement with Paul M. O'Hara dated August 9, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-20941), as amended by Amendment to Employment Agreement dated as of November 10, 1997 between the Company and Mr. O'Hara (filed herewith)+

    10.33 Employment Agreement with Derek J. Reynolds (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (File No. 333-18823), initially filed on December 26, 1996)+

    10.34 Independent Contractor Agreement, dated July 26, 1996, between Bernie Kosar, Jr. and Precision Response Corporation (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-20941) and Amendment to Stock Option Agreement effective as of July 26, 1996 between Bernie Kosar, Jr. and Precision Response Corporation (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (File No. 333-18823), initially filed on December 26, 1996)+

  EXHIBIT
  NUMBER                               DESCRIPTION OF EXHIBIT
------------        ------------------------------------------------------------

    10.35 Employment Agreement with Bernie Kosar, Jr. dated February 19, 1997 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-20941), as amended by Amendment to Employment Agreement dated as of October 1, 1997 between the Company and Mr. Kosar (filed herewith)+

    10.36 Employment Agreement dated as of April 15, 1997 between the Company and Thomas C. Teper (incorporated by reference to
                    Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-20941)+

    10.37 Employment Agreement dated as of April 15, 1997 between the Company and Colleen Williams (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-20941)+

    10.38 Credit Agreement (with exhibits but without schedules) dated as of March 2, 1998 among the Company, as the Borrower, NationsBank, N.A. and the other lenders that become signatories thereto, as the Banks, and NationsBank, N.A., as the Agent (filed herewith)

    23.1            Consent of Coopers & Lybrand L.L.P. (filed herewith)

    27.1            Financial Data Schedule (filed herewith)

----------

*Previously filed and incorporated by reference to corresponding exhibit in the Company's Registration Statement on Form S-1, as amended (File No. 333-03209), initially filed on May 6, 1996.

+Indicates a management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

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

                                         PRECISION RESPONSE CORPORATION
                                                     (Registrant)

                                         By: /s/ Paul M. O'Hara
                                             -----------------------------------
                                             Paul M. O'Hara
                                             Senior Vice President - Finance
                                             and Chief Financial Officer
                                             (Principal Financial Officer)

Dated:  March 31, 1998

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

SIGNATURE                                            TITLE                                       DATE
---------                                            -----                                       ----
/s/ Mark J. Gordon                                   Chairman of the Board                       March 31, 1998
-------------------------------------------          and Chief Executive Officer
Mark J. Gordon                                       (Principal Executive Officer)

/s/ Paul M. O'Hara                                   Senior Vice President - Finance             March 31, 1998
-------------------------------------------          and Chief Financial Officer
Paul M. O'Hara

/s/ David L. Epstein                                 President and Director                      March 31, 1998
------------------------------------------
David L. Epstein

/s/ Richard D. Mondre                                Executive Vice President,                   March 31, 1998
------------------------------------------           General Counsel, Secretary
Richard D. Mondre                                    and Director

/s/ Bernard J. Kosar, Jr.                            Senior Vice President -                     March 31, 1998
------------------------------------------           Client Relations and Director
Bernard J. Kosar, Jr.

/s/ Neil A. Natkow                                   Director                                    March 31, 1998
------------------------------------------
Neil A. Natkow

/s/ Richard N. Krinzman                              Director                                    March 31, 1998
------------------------------------------
Richard N. Krinzman

/s/ Christian Mustad                                 Director                                    March 31, 1998
------------------------------------------
Christian Mustad

/s/ Thomas F. Jennings, Jr.                          Vice President and Controller               March 31, 1998
------------------------------------------           (Principal Accounting Officer)
Thomas F. Jennings, Jr.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Precision Response Corporation

         We have audited the consolidated financial statements and the financial statement schedule of Precision Response Corporation and subsidiaries as listed in the index in Item 8 or listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Response Corporation and subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND L.L.P.

Miami, Florida
February 13, 1998, except for
Note 16 as to which the date is March 2, 1998

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                            ----------------------
                                                               1997        1996
                                                            ---------    ---------
ASSETS
Current assets:
    Cash and cash equivalents                               $  11,080    $   7,262
    Accounts receivable, net of allowances
        of $2,864 and $2,650, respectively                     31,289       30,049
    Income taxes receivable                                     6,970           --
    Deferred income taxes                                       2,796        1,321
    Prepaid expenses and other current assets                   5,866        2,999
                                                            ---------    ---------
            Total current assets                               58,001       41,631
Property and equipment, net                                    63,301       42,034
Deferred income taxes                                           3,589           --
Other assets                                                    2,522        4,750
                                                            ---------    ---------
            Total assets                                    $ 127,413    $  88,415
                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations             $   2,393    $   2,624
    Accounts payable                                           13,725       17,294
    Restructuring accrual                                       2,863           --
    Accrued compensation expenses                               5,101        4,078
    Income taxes payable                                           --        1,645
    Other accrued expenses                                      6,444        1,721
    Customer deposits                                           3,954        2,420
                                                            ---------    ---------
            Total current liabilities                          34,480       29,782
Long-term obligations, less current maturities                  3,493        4,190
Deferred income taxes                                              --        1,493
                                                            ---------    ---------
            Total liabilities                                  37,973       35,465
                                                            ---------    ---------

Commitments and contingencies (see Notes 6, 14 and 16)             --           --

Shareholders' equity:
    Common stock, $0.01 par value; 100,000,000
        shares authorized; 21,542,000 and 20,000,000
        issued and outstanding, respectively                      215          200
    Additional paid-in capital                                 97,179       47,808
    Retained (deficit) earnings                                (7,846)       5,394
    Unearned compensation                                        (108)        (452)
                                                            ---------    ---------
            Total shareholders' equity                         89,440       52,950
                                                            ---------    ---------
            Total liabilities and shareholders' equity      $ 127,413    $  88,415
                                                            =========    =========








   The accompanying notes are an integral part of these financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                      1997        1996         1995
                                                   ---------    ---------    ---------
REVENUES                                           $ 143,584    $  97,637    $  30,204
                                                   ---------    ---------    ---------
OPERATING EXPENSES:
    Costs of services                                128,177       71,345       21,212
    Selling, general and administrative expenses      25,874       14,727        7,164
    Restructuring and asset impairment charges        11,591           --           --
                                                   ---------    ---------    ---------
            Total operating expenses                 165,642       86,072       28,376
                                                   ---------    ---------    ---------
            Operating (loss) income                  (22,058)      11,565        1,828

OTHER INCOME (EXPENSE):
    Interest income                                      984          298           19
    Interest expense                                    (702)        (986)        (391)
                                                   ---------    ---------    ---------
            (LOSS) INCOME BEFORE INCOME TAXES        (21,776)      10,877        1,456
Income tax (benefit) provision                        (8,710)       3,027           --
                                                   ---------    ---------    ---------
            NET (LOSS) INCOME                      $ (13,066)   $   7,850    $   1,456
                                                   =========    =========    =========

NET LOSS PER COMMON SHARE:
        Basic                                      $   (0.61)
                                                   =========
        Diluted                                    $   (0.61)
                                                   =========

PROFORMA DATA (UNAUDITED):
    Income before proforma income taxes                         $  10,877    $   1,456
    Proforma provision for income taxes
        relating to S corporation                                   4,358          619
                                                                ---------    ---------
            PROFORMA NET INCOME                                 $   6,519    $     837
                                                                =========    =========

PROFORMA NET INCOME PER COMMON SHARE:
        Basic                                                   $    0.36    $    0.05
                                                                =========    =========
        Diluted                                                 $    0.36    $    0.05
                                                                =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING:
        Basic                                         21,393       18,083       16,527
                                                   =========    =========    =========
        Diluted                                       21,393       18,171       16,527
                                                   =========    =========    =========












   The accompanying notes are an integral part of these financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                   COMMON STOCK     ADDITIONAL  RETAINED   DUE FROM
                               -------------------  PAID-IN    EARNINGS  SHAREHOLDERS, UNEARNED
                                 SHARES    AMOUNT     CAPITAL   (DEFICIT)     NET      COMPENSATION   TOTAL
                               --------   --------   --------   --------    --------    --------    --------

Balance at December 31, 1994     16,400   $    164   $     72   $  1,331    $    (94)   $     --    $  1,473
    Net income                       --         --         --      1,456          --          --       1,456
    Net advances to
        shareholders                 --         --         --         --        (113)         --        (113)
                               --------   --------   --------   --------    --------    --------    --------
Balance at December 31, 1995     16,400        164         72      2,787        (207)         --       2,816
    Net income                       --         --         --      7,850          --          --       7,850
    Payment of dividend              --         --         --     (5,243)         --          --      (5,243)
    Net repayments from
        shareholders                 --         --         --         --         207          --         207
    Issuance of common stock      3,600         36     47,045         --          --          --      47,081
    Stock option grants              --         --        691         --          --        (691)         --
    Amortization of unearned
        compensation                 --         --         --         --          --         239         239
                               --------   --------   --------   --------    --------    --------    --------
Balance at December 31, 1996     20,000        200     47,808      5,394          --        (452)     52,950
    Net loss                         --         --         --    (13,066)         --          --     (13,066)
    Payment of dividend              --         --         --       (174)         --          --        (174)
    Issuance of common stock      1,542         15     49,371         --          --          --      49,386
    Amortization of unearned
      compensation                   --         --         --         --          --         344         344
                               --------   --------   --------   --------    --------    --------    --------
Balance at December 31, 1997     21,542   $    215   $ 97,179   $ (7,846)   $     --    $   (108)   $ 89,440
                               ========   ========   ========   ========    ========    ========    ========
























   The accompanying notes are an integral part of these financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                          1997        1996        1995
                                                                        --------    --------    --------
OPERATING ACTIVITIES:
    Net (loss) income                                                   $(13,066)   $  7,850    $  1,456
    Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
        Depreciation and amortization                                     11,506       3,631       1,145
        Provision for bad debts and sales allowances                       5,895       5,215         365
        Amortization of unearned compensation                                344         239          --
        Restructuring and asset impairment charges                         6,832          --          --
        Deferred income tax expense                                       (4,905)        172          --
    Changes in operating assets and liabilities, excluding effects of acquisition:
        Accounts receivable                                               (7,205)    (28,647)     (4,366)
        Income taxes receivable                                           (6,970)         --          --
        Prepaid expenses and other current assets                         (4,048)     (2,545)        (37)
        Other assets                                                         787      (1,195)         (9)
        Accounts payable                                                  (3,761)     15,163         719
        Restructuring accrual                                              2,863          --          --
        Accrued compensation expenses                                      1,023       2,751         726
        Income taxes payable                                              (3,297)      1,645          --
        Other accrued expenses                                             3,748         944         464
        Customer deposits                                                  1,534       1,864         137
                                                                        --------    --------    --------
            Net cash (used in) provided by operating activities           (8,720)      7,087         600
                                                                        --------    --------    --------

INVESTING ACTIVITIES:
    Cash acquired in acquisition, net of cash paid                           192          --          --
    Purchases of property and equipment                                  (34,251)    (35,483)     (1,578)
                                                                        --------    --------    --------
            Net cash used in investing activities                        (34,059)    (35,483)     (1,578)
                                                                        --------    --------    --------

FINANCING ACTIVITIES:
    Net proceeds (payments) from revolving credit loan                        --      (2,996)      1,495
    Proceeds from long-term obligations                                       --          --         250
    Payments on long-term obligations                                     (2,615)     (3,658)     (1,175)
    Net proceeds from issuance of common stock                            49,386      47,081          --
    Dividends paid                                                          (174)     (5,243)         --
    Net payments from (advances to) shareholders                              --         207        (113)
                                                                        --------    --------    --------
            Net cash provided by financing activities                     46,597      35,391         457
                                                                        --------    --------    --------

Net increase (decrease) in cash and cash equivalents                       3,818       6,995        (521)
Cash and cash equivalents at beginning of year                             7,262         267         788
                                                                        --------    --------    --------
Cash and cash equivalents at end of year                                $ 11,080    $  7,262    $    267
                                                                        ========    ========    ========

Supplemental cash flow information:
    Cash paid for interest, including capital leases                    $    724    $    964    $    372
                                                                        ========    ========    ========
    Cash paid for income taxes                                          $  3,330    $  1,210    $     --
                                                                        ========    ========    ========
Supplemental schedule of non-cash investing and financing activities:
        Installment loans and capital lease obligations                 $  1,687    $  8,362    $  1,016
                                                                        ========    ========    ========






   The accompanying notes are an integral part of these financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         Precision Response Corporation and subsidiaries (the "Company") is a full-service provider of teleservicing, database marketing and management, and fulfillment services on an outsourced and cosourced basis to large corporations. The Company currently operates 4,500 workstations in eight telephone call centers all located in Florida.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates consist primarily of the allowance for doubtful accounts and sales allowances and accrued expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         Highly liquid investments with a maturity of three months or less on their acquisition date are considered cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the Federally-insured limits.

INVENTORIES

         Inventories, which consist primarily of finished goods, pertaining to a certain client's outbound teleservices program are stated at the lower of cost or market. Cost is generally determined by the first-in, first-out ("FIFO") method. Inventories of $455,000 and $137,000 as of December 31, 1997 and 1996, respectively, are included in Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheets.

PROPERTY AND EQUIPMENT

         Property and equipment, including expenditures for major improvements, is stated at cost less accumulated depreciation and amortization. Repairs and maintenance are expensed as incurred. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the respective assets or, in relation to leasehold improvements and property under capital leases, over the lesser of the asset's estimated useful life or the lease term (see Note 4 -- Property and Equipment).

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         Upon the sale, retirement or other disposition of assets, the related cost and accumulated depreciation or amortization are eliminated from the accounts. Any resulting gains or losses from disposals are included in the statements of operations.

LONG-LIVED ASSETS

         The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 3 -- Restructuring and other Non-Recurring Special Charges).

REVENUE RECOGNITION

         The Company recognizes revenues as services are performed. Teleservicing charges are primarily based on a fixed hourly fee for dedicated service. Beginning in the third quarter of 1997, the Company also generated teleservicing revenues under incentive based compensation agreements whereby the amount of revenue earned correlates to the achievement of established targets. Charges for database marketing and management services are based on an hourly rate or on the volume of information stored. Charges for fulfillment services are typically assessed on a transaction basis, with an additional charge for warehousing products for customers. Revenues earned from the transfers of software by the Company are generally recognized when the software has been shipped, payment is due within one year, collectibility is probable and there are no significant obligations remaining.

SOFTWARE DEVELOPMENT COSTS

         The Company capitalizes costs related to the development of certain software products integral to the Company's teleservicing programs. Capitalized software development costs are reported at the lower of unamortized cost or net realizable value based upon future use on a product-by-product basis. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of these software development costs begins when technological feasibility has been established and ends when the product is available for general use in the Company's teleservicing programs. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future teleservicing programs, estimated economic life and changes in software and hardware technologies.

         Commencing upon initial product release, capitalized software costs are amortized on an individual product basis using the straight-line method over the estimated economic life of the product of three years. The amount of software development costs capitalized in 1997 and 1996 was $1,660,000 and $3,618,000, respectively, and the related amortization expense for 1997 and 1996 was $1,368,000 and $154,000, respectively. No software development costs were incurred in 1995. Software development costs, net of accumulated amortization, of $1,987,000 and $3,464,000 as of December 31, 1997 and 1996, respectively, are included in Other Assets in the accompanying consolidated balance sheets.

STOCK-BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense for qualified and non-qualified stock options granted under the Company's stock option plans is generally measured as the difference between

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the quoted market price of the Company's stock at the date of grant and the amount an employee must pay to acquire the stock. For options granted to other than employees in exchange for goods or services, compensation cost is measured in accordance with SFAS 123 (see Note 11 - Stock-Based Compensation Plans).

ADVERTISING EXPENSES

         Advertising expenses are charged to operations as incurred. During 1997, 1996 and 1995, advertising expenses were $341,000, $464,000 and $222,000, respectively.

INCOME TAXES

         Beginning July 16, 1996, the Company began providing for deferred income taxes under the asset and liability method for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities using the enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

         Prior to the initial public offering of the Company's common stock completed in July 1996 (the "Initial Public Offering") (see Note 2 - Public Offerings), the Company included its income and expenses with those of its shareholders for Federal and state income tax purposes (an S corporation election). Accordingly, the statements of operations for the year ended December 31, 1995 and the period from January 1, 1996 through July 15, 1996 do not include a provision for Federal or state income taxes. The proforma data in the statements of operations for all years presented includes a provision for Federal and state income taxes as if the Company were subject to Federal and state corporate income taxes as a C corporation for all years. This proforma provision is computed using a combined Federal and state tax rate of 37.6%.

         In connection with the Initial Public Offering, the Company converted from an S corporation to a C corporation effective July 16, 1996. Upon termination of the S corporation election, deferred income taxes in the amount of $90,000 became a net liability of the Company with a corresponding nonrecurring expense in the statement of operations for 1996 (see Note 9 - Income Taxes). Deferred taxes resulting from the termination of the S corporation relate primarily to accounts receivable, other accrued expenses and property and equipment.

EARNINGS PER COMMON SHARE

         During 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE, which supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE. Basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year (all related to outstanding stock options discussed in Note 11 - Stock-Based Compensation Plans). SFAS No. 128 had no impact on the Company's reported primary earnings per share for 1996 or 1995.

PROFORMA NET INCOME PER COMMON SHARE

         Proforma net income per common share amounts are computed based on net income on a proforma basis, after considering the Company's change in tax status, and the weighted average number of common shares outstanding during each year after retroactive adjustment for stock splits effected by way of share dividends (see Note 10 - Capital Stock).

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NEW ACCOUNTING PRONOUNCEMENTS

         During the third quarter of 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components. The FASB also issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting operating and geographical segments and the type and level of financial information to be discussed about those segments. Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997.

         In October 1997, the AIPCA issued Statement of Financial Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance in recognizing revenue on software transactions when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probable. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997.

         In March 1998, the AIPCA issued Statement of Financial Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for capitalization of certain costs incurred in the development of internal-use software and is effective for financial statements for years beginning after December 15, 1998.

         The Company has not yet determined the impact, if any, that the adoption of SFAS No. 130, SFAS No. 131, SOP 97-2 and SOP 98-1 will have on the Company's financial statements.

2.  PUBLIC OFFERINGS

         Effective July 16, 1996, the Company completed the Initial Public Offering of its common stock (the actual closing date was July 22, 1996) in which the Company and certain selling shareholders sold 4,600,000 shares of common stock at an offering price of $14.50 per share. Of the 4,600,000 shares, 3,600,000 shares were sold by the Company. Net proceeds to the Company, after deducting $5.1 million in costs associated with the offering, were $47.1 million. A portion of the net proceeds was used to repay the outstanding balance of $12.8 million on the Company's existing revolving credit facility, various installment loans totaling $1.0 million and to pay a distribution of S corporation earnings to the Company's current shareholders at that time estimated at $5.2 million (the "Dividend"). The balance of the net proceeds was used for general corporate purposes, including call center expansion and working capital.

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

3.    RESTRUCTURING AND OTHER NON-RECURRING SPECIAL CHARGES

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

         This review of the Company's operations focused primarily on operational and organization structures and systems, client profitability and facilities rationalization. As a result of this review, the Company initiated a plan to consolidate three administrative locations into unused space in an existing facility, to reduce overhead and administrative headcount by 10%, to consolidate and reorganize various functional departments and to integrate and enhance its financial and operating systems. The headcount reductions resulted in the termination of approximately 150 employees primarily in the areas of teleservicing, information services and administration. Payment of substantially all termination benefits took place during the fourth quarter of 1997 during which time actual employee terminations occurred. In adopting this plan, the Company recorded a non-recurring special charge of $26.2 million before taxes with an after-tax impact of $15.7 million. This amount is allocated as follows in the Consolidated Statements of Operations: $11.6 million to Restructuring and Asset Impairment Charges (as further

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


described below); $7.8 million to Cost of Services (of which $6.6 million represents cash items and $1.2 million represents non-cash items) related principally to significant, non-capitalizable start-up and other costs incurred with expanding and improving the Company's ability to provide certain types of teleservicing and fulfillment services which it had previously been providing only on a limited basis (these costs primarily related to development of systems applications and training modules as well as actual employee training); and $6.8 million to Selling, General and Administrative Expenses (of which $6.7 million represents cash items and $0.1 million represents non-cash items) principally for non-recurring operating expenses including $4.8 million of costs associated with the development of the Company's restructuring and cost reduction initiatives, increases in the provisions for certain accrued liabilities totaling $1.9 million and various balance sheet write-offs totaling $0.1 million. Of the total $14.6 million in Cost of Services and Selling, General and Administrative Expenses described above, $11.4 million was funded during 1997 and the remaining $3.2 million was accrued at December 31, 1997 and is included in Other Accrued Expenses in the accompanying Consolidated Balance Sheet.

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

         The Company initiated the restructuring and cost savings initiatives during the third quarter; however, no significant amount of implementation had been completed as of September 30, 1997. The Company began implementation in the fourth quarter of 1997 and now expects to be substantially completed by the second quarter of 1998. Implementation has, or will, include the actual termination of designated employees coupled with the reorganization of the Company's operational and administrative management structure, relocation and consolidation of office space, and exploration and realization of opportunities to divest unused facilities.

         The following table sets forth the details and the cumulative activity in the restructuring accrual as of December 31, 1997 (in thousands):

                                              ACCRUAL                               ACCRUAL
                                              BALANCE AT                           BALANCE AT
                                             SEPTEMBER 30,         CASH            DECEMBER 31,
                                                1997            REDUCTIONS            1997
                                            ---------------    ------------     ----------------
Severance and other employee
    costs                                      $ 2,124          $ (1,642)          $   482
Closure and consolidation of facilities
    and related exit costs                       2,635              (254)            2,381
                                             ----------        ------------       ----------
Total                                          $ 4,759          $ (1,896)          $ 2,863
                                             ==========        ============       ==========


                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4.  PROPERTY AND EQUIPMENT

         Property and equipment is comprised of both owned property and property under capital leases, the details of which are set forth below (in thousands):


                                DECEMBER 31, 1997                         DECEMBER 31, 1996
                       -------------------------------------     -------------------------------------
                                                                                                           ESTIMATED
                                                                                                            USEFUL
                         OWNED        LEASED        TOTAL          OWNED        LEASED        TOTAL          LIVES
                       ----------    ---------    ----------     ----------    ---------    ----------    ------------
Telecommunications
    equipment          $ 20,823      $ 4,500      $ 25,323       $  9,312       $ 4,940     $ 14,252       3-7 years

Computer
    equipment            28,605        5,017        33,622         16,601         4,933       21,534       3-5 years

Leasehold
    improvements         12,300            -        12,300          8,289             -        8,289           *

Furniture and
   fixtures               7,706          242         7,948          2,741           973        3,714       5-7 years

Other                       239           70           309            995             -          995        3 years
                       ----------    ---------    ----------     ----------    ---------    --------
                         69,673        9,829        79,502         37,938        10,846       48,784
Accumulated
    depreciation
    and amortization    (13,631)      (2,570)      (16,201)        (4,736)       (2,014)      (6,750)
                       ----------    ---------    ----------     ----------    ---------    --------
                       $ 56,042      $ 7,259      $ 63,301       $ 33,202       $ 8,832     $ 42,034
                       ==========    =========    ==========     ==========    =========    ========

*  The lesser of the asset's estimated useful life or the lease term (see also
   Note 6 - Lease Commitments).

         Depreciation and amortization expense amounted to $10,138,000, $3,477,000 and $1,145,000 for 1997, 1996 and 1995, respectively.

5.  CREDIT FACILITIES AND LONG-TERM DEBT

         On May 1, 1996, the Company entered into a three-year senior revolving credit facility (the "Senior Revolving Facility") which provided for revolving loans in an aggregate principal amount not to exceed $15.0 million. The Company was able to borrow up to 85% of eligible accounts receivable. The Senior Revolving Facility was primarily collateralized by accounts receivable. Based upon eligible accounts receivable and no outstanding borrowings under the Senior Revolving Facility as of December 31, 1997, availability thereunder was $15.0 million as of December 31, 1997. The Senior Revolving Facility accrued interest at the Company's option at the prime rate plus 0.5% or the LIBOR rate plus 3.0%. The Company paid a fee of 0.25% per annum on unused commitments under the Senior Revolving Facility.

         The Company was required, under the terms of the Senior Revolving Facility, to maintain certain financial covenants, including minimum tangible net worth and earnings, and to limit capital expenditures and additional indebtedness. The Company was also restricted from paying dividends except for tax distributions to its shareholders in connection with S corporation earnings and distributions in connection with the termination of the Company's S corporation tax status (see Note 10 - Capital Stock). The Company repaid all outstanding borrowings under the Senior Revolving Facility with a portion of the net proceeds from the Initial Public Offering (see Note 2 - Public Offerings). On March 2, 1998, the Company entered into a new three-year, $25.0 million revolving credit facility, replacing the Senior Revolving Facility (see Note 16
- Subsequent Events).

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         Long-term obligations as of December 31, 1997 and 1996 consisted of the following (in thousands):

                                            1997            1996
                                         -----------     -----------

Capital lease obligations                  $ 5,886         $ 6,814
Less: current maturities                     2,393           2,624
                                         -----------     -----------
                                           $ 3,493         $ 4,190
                                         ===========     ===========

         Based on the borrowing rates available to the Company for debt with similar terms and average maturities, the fair value of the Company's debt approximates carrying value.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





6.  LEASE COMMITMENTS

         The Company's operations are conducted in leased facilities which have initial terms generally ranging from two to ten years. The leases for these facilities would generally expire between 2010 and 2022 assuming the Company's exercise of all renewal options.

         The Company also has certain equipment leases which have terms of up to five years, of which the latest expiration date occurs in 2001. Rent expense under operating leases was $5,867,000, $3,347,000 and $776,000 for 1997, 1996
and 1995, respectively.

         Future minimum lease payments under capital and operating leases, including all renewal periods, and the annual rentals due on the related party leases discussed in Note 8 - Related Party Transactions, at December 31, 1997 are as follows (in thousands):

                                              CAPITAL            OPERATING
                                              LEASES              LEASES
                                            -----------        --------------

1998                                          $ 2,812            $   7,005
1999                                            2,396                6,691
2000                                            1,529                5,205
2001                                              130                3,578
2002                                                -                3,072
Thereafter                                          -               58,175
                                            -----------        -------------
     Total minimum lease payments               6,867             $ 83,726
                                                               ==============
Less amount representing interest                 981
                                            -----------
Present value of net minimum lease
    payments under capital leases               5,886
Less current maturities                         2,393
                                            -----------
Long-term obligation                          $ 3,493
                                            ===========

7.  SIGNIFICANT CLIENTS

         A significant portion of the Company's business is dependent upon several large clients. For the years ended December 31, 1997, 1996 and 1995, the Company's five largest clients accounted for approximately 64%, 81% and 77% of revenues, respectively. As of December 31, 1997, 1996 and 1995, approximately 68%, 69% and 77%, respectively, of the Company's accounts receivable were from the five largest clients. Accounts receivable represents the Company's greatest concentration of credit risk and is subject to the financial condition of its largest clients. The Company does not require collateral or other security to support clients' receivables. The Company conducts periodic reviews of its clients' financial condition and vendor payment practices to minimize collection risks on trade accounts receivable.

         During 1997, 1996 and 1995, certain clients individually accounted for more than 10% of the Company's total revenues. The clients and their related percentage of total revenues were as follows:

                                                    YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------
                                                 1997             1996              1995
                                              ------------     ------------      ------------

                Company A                         38%              68%                42%
                Company B                          *                *                 17%
                Company C                         11%               *                 *

----------

*Accounted for less than 10% of total revenues for the year indicated.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.  RELATED PARTY TRANSACTIONS

         The Company leases certain real property, on a month-to-month basis, from a corporation that is wholly-owned by the Company's then majority shareholder. Rent expense under this lease was $275,000, $264,000 and $194,000 for 1997, 1996 and 1995, respectively. During 1996, but prior to the completion of the Initial Public Offering, the Company entered into various lease agreements with the related party corporation for this real property providing for aggregate annual rentals of approximately $288,000. The primary lease term is five years with a renewal option for an additional five-year period. The Company also subleases another facility and a parking lot and leases an additional parking lot from a partnership jointly owned by certain of its shareholders. These subleases expire in January 1999 and the lease expires in June 2001, with annual rentals aggregating approximately $222,000.

         The Company had guaranteed mortgage loans of the corporate affiliate mentioned above along with the guarantees of its then majority shareholder. However, during 1997, these mortgage loans were refinanced naming only the then majority shareholder as guarantor. The outstanding balance on these loans was $1,183,000 and $1,222,000 at December 31, 1996 and 1995, respectively. During 1996, the Company's then majority shareholder agreed to indemnify the Company as to its guarantee obligation on the loans.

         The Company elected the majority owner of one of its customers to its Board of Directors in October 1996. The Company had a receivable from this customer of approximately $71,000 as of December 31, 1996. In addition, sales commissions on revenues generated from various other customers were paid to this director. Total commissions and fees earned by this director were approximately $68,000 and $115,000 for 1996 and 1995, respectively. On January 2, 1997, this individual became an executive officer of the Company.

         During 1997, the Company paid approximately $200,000 in fees to charter an aircraft in connection with business travel for the Company's personnel. The aircraft is owned by an entity of which the Company's chairman and chief executive officer is the sole shareholder.

9.  INCOME TAXES

         As described in Note 1 - Operations and Significant Accounting Policies, on July 16, 1996, the Company converted from an S corporation to a C corporation and adopted the asset and liability method of accounting for income taxes. As a result of such conversion, actual income taxes reflected in the statement of operations for 1996 are representative of the period from and including July 16, 1996.

         The components of the income tax (benefit) provision for the years ended December 31, 1997 and 1996 are as follows (in thousands):

                                        1997                          1996
                                  -----------------              ---------------
Current:
    Federal                       $     (3,805)                  $      2,438
    State                                    -                            417
                                  -----------------              ---------------
                                        (3,805)                         2,855
                                  -----------------              ---------------
Deferred:
    Federal                             (3,632)                           147
    State                               (1,273)                            25
                                  -----------------              ---------------
                                        (4,905)                           172
                                  -----------------              ---------------

                                   $    (8,710)                   $     3,027
                                  =================              ===============

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         A reconciliation of the difference between the actual income tax provision and income taxes computed at the U.S. Federal statutory tax rate for the years ended December 31, 1997 and 1996 are as follows (in thousands):

                                                            1997                          1996
                                                      -----------------              ----------------
U.S. Federal statutory tax rate applied to
    pre-tax income                                    $     (7,622)                  $      3,807
State income taxes, net of Federal benefit                    (790)                           287
Nondeductible expenses and other, net                         (298)                            99
Deferred income taxes recorded due to
    change in tax status                                        --                             90
Income not subject to taxation at the corporate
    level due to S corporation election                         --                         (1,256)
                                                      -----------------              ----------------
            Income tax (benefit) provision             $    (8,710)                   $     3,027
                                                      =================              ================

         The significant components of the net deferred tax asset (liability) as of December 31, 1997 and 1996 are as follows (in thousands):

                                                            1997                          1996
                                                      -----------------              ---------------
Deferred tax assets:
    Allowances and reserves                           $      2,811                   $      1,205
    Accrued stock options                                        -                             23
    Net operating loss carryforward                          6,530                              -
    Other                                                       85                             93
                                                      -----------------              ---------------
                                                             9,426                          1,321
Deferred tax liability:
    Property and equipment                                   3,041                          1,493
                                                      -----------------              ---------------
          Net deferred tax asset (liability)           $     6,385                   $       (172)
                                                      =================              ===============

         Due to the carryback of the current year's Federal loss to the previous year, the Company will recoup the maximum amount refundable for Federal taxes previously paid. After the carryback, the Company will have a Federal net operating loss carryforward of approximately $15.0 million and a State net operating loss carryforward of approximately $26.0 million, both of which will begin to expire in 2012.

10.  CAPITAL STOCK

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

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

         Prior to the consummation of the Initial Public Offering, the Company's Board of Directors declared the Dividend payable in cash to the then current shareholders of the Company of approximately $5,243,000. The Dividend was equal to the Company's then estimate of its cumulative taxable income prior to the conversion to a C corporation to the extent such taxable income had not previously been distributed. During the second quarter of 1997, the Company's final tax return as an S corporation was completed and filed. As a result, an additional $174,000 was paid to the Company's existing shareholders prior to the Initial Public Offering as a final distribution of the Company's accumulated taxable income prior to conversion to C corporation status.

11.  STOCK-BASED COMPENSATION PLANS

         On May 31, 1996, the Company adopted the 1996 Incentive Stock Plan (the "Employee Stock Plan") and the 1996 Non-employee Director Stock Option Plan (the "Director Stock Plan"; together with the Employee Stock Plan, the "Stock Plans"). Officers, key employees and certain non-employee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units under the Employee Stock Plan. Participation in the Director Stock Plan is limited to members of the Company's Board of Directors who are not salaried officers or employees of the Company. The Company originally reserved 1,931,684 shares of common stock for issuance under the Employee Stock Plan and 96,584 shares of common stock for issuance under the Director Stock Plan, after giving effect to the previously described stock splits by way of share dividends, and subject in each case to further anti-dilution adjustments. However, at the Company's Annual Meeting of Shareholders on May 15, 1997, the total number of shares reserved for issuance under the Employee Stock Plan was increased to 3,000,000.

         Prior to the establishment of a compensation committee (the "Committee") of the Board of Directors, the Employee Stock Plan was administered by the Board of Directors of the Company. The Board of Directors or the Committee are authorized to determine, among other things, the key employees to whom, and the times at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price. The Board of Directors or the Committee also determines the treatment to be afforded to a participant in the Employee Stock Plan in the event of termination of employment for any reason, including death, disability or retirement. Under the Employee Stock Plan, the maximum term of an incentive stock option is 10 years and the maximum term of a non-qualified stock option is 15 years. Incentive stock options under the Employee Stock Plan are required to be granted at an exercise price equal to that of 100% of the fair market value at the date of grant. Non-qualified options under the Employee Stock Plan are required to be granted at an exercise price not less than 85% of the fair market value at the date of grant, except for options covering up to 50,000 shares which may be granted at an exercise price equal to or in excess of par value (or $0.01 per share) (the "$0.01 Options"). With the exception of the $0.01 Options covering 21,000 shares, non-qualified options granted under the Employee Stock Plan through December 31, 1997 have been granted at 100% of the fair market value at the date of grant.

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

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Stock options to purchase 7,500 and 5,000 shares at exercise prices ranging between $21.13 and $43.00 per share were granted under the Director Stock Plan during 1997 and 1996, respectively.

         On July 16, 1996, an executive officer of the Company was granted a non-qualified stock option to purchase 21,000 shares of common stock at an exercise price of $0.01 per share under the Employee Stock Plan. In accordance with APB 25, the difference between the fair market value of the common stock and the exercise price, which amounted to $304,290, was recorded as unearned compensation (a separate component of shareholders' equity) and is being recognized over the related three-year vesting period. Amortization of the unearned compensation recorded in the accompanying consolidated financial statements in accordance with APB 25 resulted in compensation expense of $111,000 and $152,000 for 1997 and 1996, respectively.

         During 1996, two then non-employee consultants were granted options under the Employee Stock Plan to purchase an aggregate total of 85,000 shares of common stock at various exercise prices equal to 100% of the fair market values at the dates of grant. Pursuant to the application of SFAS 123 in accounting for these non-employee stock options, the Company recorded $387,000 in unearned compensation which is being amortized ratably over the related vesting periods. Amortization of the unearned compensation recorded in the accompanying consolidated financial statements in accordance with SFAS 123 resulted in compensation expense of $233,000 and $87,000 for 1997 and 1996, respectively.

         In late November 1997, the Company offered each employee, who had previously been granted options to purchase PRC stock, the opportunity to change the option price, date of grant and vesting period effective December 5, 1997 (the "Repricing"). Under the terms of the Repricing, all previously granted stock options would be cancelled, including any vested options, and the employee would be granted the same number of options at the fair market value of the Company's common stock on December 5, 1997, which was $7.875 per share. The new grants would generally vest on a straight-line basis on each of the first five anniversaries from the new date of grant. At the time of the offer, the Company had approximately 170 employees who had been granted options to purchase PRC common stock since the Company's Initial Public Offering with option prices ranging from $14.50 to $43.00. The Repricing plan was accepted by approximately 125 eligible PRC employees with respect to 925,000 outstanding stock options.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Additionally, during the fourth quarter of 1997, three executive officers of the Company had certain of their existing stock options repriced. Options covering a total of 646,000 shares of common stock were repriced, with 310,000 shares having a new exercise price of $7.41 per share and 336,000 shares having a new exercise price of $6.88 per share. As part of the repricing, certain of these stock options provided for a new vesting schedule. Options covering 254,000 shares now vest 50% on the original date of grant of the options with an additional 25% vesting on each of the first two anniversaries from the original date of grant, and options covering 336,000 shares now vest 50% six months from the repricing date of grant with an additional approximately 16 2/3% vesting on each of the first three anniversaries from the repricing date of grant.

         The fair value of each option grant under the Company's Stock Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996:

                                                            1997                         1996
                                                      ------------------           ------------------
Expected volatility                                          78.3%                        15.0%
Risk-free interest rate                                 5.92% - 6.81%                5.92% - 6.74%
Dividend yield                                                0.0%                         0.0%
Expected life                                                7 years                   3 - 8 years

         A summary of the status of the Company's Stock Plans as of December 31, 1997 and 1996 and changes during the years then ended is presented below:

                                                     1997                                  1996
                                     -------------------------------------    --------------------------------
                                                              WEIGHTED
                                                               AVERAGE                            WEIGHTED
                                                              EXERCISE                            AVERAGE
                                         SHARES                 PRICE            SHARES        EXERCISE PRICE
                                     ---------------        --------------    -------------    ---------------
Outstanding at beginning of year           904,750            $   26.63               --       $       --
Granted:
  Pursuant to the Initial
  Public Offering (1)                           --                   --          272,000            13.38 (2)
  Subsequent to the Initial
  Public Offering                        3,667,750  (3)           12.40          651,000            31.83
                                     -------------                            ----------
   Sub-Total                             4,572,500                   --          923,000            26.39
Exercised                                  (42,000)                7.02                -               --
Forfeited                               (1,865,117) (3)           25.34          (18,250)           14.50
                                     -------------                            ----------
Outstanding at end of year               2,665,383                 8.26          904,750            26.63
                                     =============                            ==========

Options exercisable at year-end            225,464                                 5,000
Weighted-average fair value of
options granted during the year        $      9.53                              $  10.49

---------

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

(3) Includes 925,000 shares cancelled and, then, subsequently re-granted as part of the Repricing and 646,000 shares cancelled and, then, subsequently re-granted as part of a repricing of three executive officers' stock options at exercise prices ranging between $6.88 and $7.41.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The following table summarizes information about stock options outstanding at December 31, 1997:

                                            OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                           ------------------------------------------------------    ------------------------------
                                              WEIGHTED-AVERAGE
      RANGE OF                 NUMBER             REMAINING         WEIGHTED-AVERAGE    NUMBER        WEIGHTED-AVERAGE
      EXERCISE              OUTSTANDING       CONTRACTUAL LIFE        EXERCISE       EXERCISABLE        EXERCISE
       PRICES               AT 12/31/97            (YEARS)             PRICE         AT 12/31/97         PRICE
----------------------     ---------------    ------------------    -------------    -------------    -------------
$0.01 (1)                       14,000               5.54            $   0.01                 --      $      --
$6.88                          686,000               6.85                6.88                 --             --
$7.41                          445,000               6.40                7.41            207,498           7.41
$7.88 (2)                    1,365,000               6.93                7.88                 --             --
$14.50 to $43.00               155,383               5.64               20.99             17,966          31.39
                           ---------------                                           -------------    ------------
$0.01 to $43.00              2,665,383               6.74                8.26            225,464      $    9.32
                           ===============                                           =============    =============

----------

(1) As noted herein, the Employee Stock Plan provides for options covering up to 50,000 shares which may be granted at an exercise price equal to or in excess of par value (or $0.01 per share).

(2)  Represents the exercise price under the Repricing plan.

         Had compensation cost for the Company's Stock Plans been determined based on the fair value at the grant dates for awards under the Stock Plans consistent with the method prescribed by SFAS 123, the Company's net (loss) income and net (loss) income per share (diluted) in 1997 and 1996 would have been reduced to the proforma amounts indicated below (in thousands, except per share data):

1997
----
Net loss:
    AS REPORTED                                                  $ (13,066)
    PROFORMA                                                       (18,474)

Diluted net loss per common share:
    AS REPORTED                                                  $   (0.61)
    PROFORMA                                                         (0.86)


1996
----
Proforma net income (1):
    AS REPORTED                                                  $   6,519
    PROFORMA                                                         5,913

Diluted proforma net income per common share (1):
    AS REPORTED                                                  $    0.36
    PROFORMA                                                          0.33

----------

(1) Includes a provision for Federal and state income taxes as if the Company were a C corporation for the entire year pursuant to its change in income tax status from an S corporation to a C corporation. For further details, see Note 1 - Operations and Significant Accounting Policies.

         The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. The Company anticipates that additional awards will be granted in future years.

12.  EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                               FOR THE YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------------------------------------------------------
                                                  1997                          1996                        1995
                               ---------------------------------------------------------------------------------------------------
                                 Net Loss    Shares     Per Share  Pro Forma   Shares    Per Share   Pro Forma  Shares   Per Share
BASIC EPS                                                          Net Income                        Net Income
    (Loss) income available
        to common shareholders   $(13,066)   21,393     $(0.61)    $6,519      18,083    $0.36        $837      16,527   $0.05

EFFECT OF DILUTIVE SECURITIES
    Stock options(1)                   --        --         --        --           88       --          --          --      --
                               ---------------------------------------------------------------------------------------------------

DILUTED EPS
   (Loss) income available to
        common shareholders
        and assumed
        exercises                $(13,066)   21,393     $(0.61)    $6,519      18,171    $0.36        $837      16,527   $0.05
                               ==================================================================================================


------------------

(1) The effect of 178,684 shares of potential common stock was anti-dilutive in 1997.

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

         Effective January 1, 1997, the Company amended the Profit Sharing Plan to include certain 401(k) savings plan features (as amended, the "Profit Sharing/401(k) Plan"). Under the provisions of the Profit Sharing/401(k) Plan, employees meeting certain eligibility requirements may contribute a maximum of 15% of pre-tax gross wages, subject to certain restrictions imposed pursuant to the Internal Revenue Code. Company contributions are at the discretion of its Board of Directors. Vesting occurs over a six-year period at the rate of 20% per year, beginning after the second year of service. The Company did not contribute to the Profit Sharing/401(k) Plan or the Profit Sharing Plan during 1997, 1996 and 1995.

14.  CONTINGENCIES

         The Company is currently involved in a class action lawsuit (see Note 16 - Subsequent Events).

         The Company is currently in negotiations to secure a special leasing arrangement for a new call center to be constructed in Sunrise, Florida. The Company has guaranteed the mortgage on the property and, if such financing was not originally secured by February 28, 1998, it would have been obligated to buy the property (land and existing building) for the outstanding balance of the mortgage plus accrued interest thereon, which is currently estimated to be $3.5 million (see Note 16 - Subsequent Events).

15.   UNAUDITED QUARTERLY FINANCIAL DATA

                                                                               FISCAL 1997
                                                         FIRST           SECOND           THIRD              FOURTH
                                                        QUARTER          QUARTER         QUARTER             QUARTER
                                                      ------------     ------------    ------------        ------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                                               $ 38,015         $ 35,963        $ 32,002            $ 37,604
Gross profit (loss)                                      10,518            6,669          (5,835)              4,055
Operating income (loss)                                   5,315              599         (28,440)(a)             468
Net income (loss)                                         3,291              475         (17,067)                235
Basic earnings (loss) per common share                     0.16             0.02           (0.79)               0.01


Diluted earnings (loss) per common share                   0.16             0.02           (0.79)               0.01



                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                               FISCAL 1996
                                                         FIRST           SECOND           THIRD              FOURTH
                                                        QUARTER          QUARTER         QUARTER             QUARTER
                                                      ------------     ------------    ------------        ------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                                $ 11,626         $ 21,919        $ 30,009            $ 34,083
Gross profit                                               2,954            5,457           7,053              10,827
Operating income                                             890            2,420           3,592               4,662
Proforma net income                                          442            1,298           2,060               2,718

Basic proforma earnings per common share                    0.03             0.08            0.11                0.14

Diluted proforma earnings per common share                  0.03             0.08            0.11                0.13

----------

(a) Includes non-recurring special charge of $26.2 million before taxes as part of the Company's formal restructuring and cost reduction initiatives (see
     Note 3 - Restructuring and Other Non-Recurring Special Charges).

16.  SUBSEQUENT EVENTS

         On or about February 25, 1998, a class action lawsuit, captioned NATHAN
S. DAVIS V. PRECISION RESPONSE CORPORATION; MARK J. GORDON; PAUL M. O'HARA; DAVID L. EPSTEIN; JAMES F. MURRAY; RICHARD D. MONDRE; BERNARD J. KOSAR, JR.; CHRISTIAN MUSTAD; NEIL A. NATKOW; GOLDMAN SACHS & CO.; DAIN BOSWORTH INC.; MERRILL LYNCH & CO.; AND FURMAN SELZ LLC (Case No. 98-0334 CIV - Middlebrooks), was filed in the United States District Court for the Southern District of Florida. The suit alleges that the defendants violated Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), by allegedly making misrepresentations and omissions of material facts in the prospectus prepared in connection with the Second Equity Offering. The alleged misrepresentations and omissions concern, among other matters, the failure to include the financial results of the Company for the three months ended December 31, 1996 and the omission to disclose the existence of a cost-cutting program that had been allegedly initiated prior to the Second Equity Offering by the Company's largest client and main source of revenue. The suit also alleges that the individual defendants who were officers of the Company violated Section 15 of the Securities Act based on the same alleged conduct described above.

         In addition to seeking class certification, the plaintiff seeks class monetary damages for himself and persons who purchased the Company's common stock on, or traceable to, the Second Equity Offering or between January 29, 1997 through and inclusive of July 10, 1997 (excluding the defendants and the immediate family members of each of the individual defendants and their respective legal representatives, heirs, successors and assigns), costs and expenses and appropriate further relief.

         The Company believes that this lawsuit is without merit and intends to contest the lawsuit vigorously. No provision has been reflected in the accompanying financial statements since management is unable, at this time, to predict the outcome, including legal defense costs, of this matter.


         On March 2, 1998, the Company entered into a new three-year, $25.0 million revolving credit facility (the "Credit Facility"), replacing the Senior Revolving Facility (see Note 5 - Credit Facilities and Long-Term Debt). The Company may borrow up to 80% of eligible accounts receivable. The Credit Facility is collateralized by all of the Company's owned and hereafter acquired assets. The Credit Facility accrues interest at the Company's option at (i) the greater of the prime rate or the federal funds rate plus .50% or (ii) the LIBOR rate plus a specified percentage (1.25% to 1.75%) based upon the ratio of funded debt to EBITDA. The Company pays a fee of between 0.1875% and 0.25% per annum on unused commitments under the Credit Facility based upon the ratio of funded debt to EBITDA. The Company is required, under the terms of the Credit Facility, to maintain certain financial covenants and ratios, including minimum tangible net worth and funded debt to EBITDA and funded debt to capitalization ratios, to limit capital expenditures and additional indebtedness and is restricted, among other things, with respect to the declaration and payment of dividends, redemptions and acquisitions.

         During 1997, the Company had attempted to secure a special leasing arrangement for the facility which, if not originally finalized by February 28, 1998, would have obligated the Company to buy the property (land and existing building) for the outstanding balance of the mortgage plus accrued interest thereon (see Note 14 - Contingencies). On March 2, 1998, the Company was granted an extension, through June 2, 1998, on its guarantee of the property's mortgage and the foregoing obligation. However, as consideration for this extension, the Company was required to place $3,468,000 in escrow with the primary lender which will be used to purchase the property should the Company not secure a new leasing arrangement by June 2, 1998.

                         PRECISION RESPONSE CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


                                                                    ADDITIONS
                                                                    CHARGED TO
                                                BEGINNING           COSTS AND                                  ENDING
               DESCRIPTION                       BALANCE           EXPENSES (1)         DEDUCTIONS (2)        BALANCE
------------------------------------------    ---------------    -----------------    -------------------    -----------
Year ended December 31, 1997:
    Allowance for doubtful accounts
        and sales allowances                  $   2,650           $    5,895           $     5,681              $2,864
Year ended December 31, 1996:
    Allowance for doubtful accounts
        and sales allowances                         60                5,215                 2,625               2,650
Year ended December 31, 1995:
    Allowance for doubtful accounts
        and sales allowances                         97                  365                   402                  60

------------

(1) Amounts charged to bad debt expense and sales credits were $448 and $5,447 in 1997, respectively, and $2,105 and $3,110 in 1996, respectively.

(2)  Deductions represent customer accounts written-off and sales credits.