Form 10-Q
period 1998-03-31
PRECISION RESPONSE CORP
filed 1998-05-15
CIK 1013058

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 1998

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the transition period from             to
                                           -------------  --------------

                         Commission file number: 0-20941

                         PRECISION RESPONSE CORPORATION
             (Exact name of Registrant as specified in its charter)

                  FLORIDA                                 59-2194806
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


                  1505 N.W. 167TH STREET, MIAMI, FLORIDA 33169
               (Address of principal executive offices)(Zip code)

                                 (305) 626-4600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         ON MAY 8, 1998, THE REGISTRANT HAD 21,549,000 OUTSTANDING SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

                                      INDEX


                                     PART I.


ITEM NO.                                                                                                    PAGE(S)
--------                                                                                                    -------

      1.            FINANCIAL STATEMENTS

                    Consolidated Balance Sheets -
                         March 31, 1998 (Unaudited) and December 31, 1997.........................................3

                    Consolidated Statements of Operations (Unaudited) -
                         Three months ended March 31, 1998 and 1997...............................................4

                    Consolidated Statements of Cash Flows (Unaudited) -
                         Three months ended March 31, 1998 and 1997...............................................5

                    Notes to Consolidated Financial Statements..................................................6-9

      2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS............................................................10-16

                                                     PART II.

      2.            CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................17

      6.            EXHIBITS AND REPORTS ON FORM 8-K.............................................................17

                    Signatures...................................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         MARCH 31, 1998 DECEMBER 31,
                                                           (UNAUDITED)     1997
                                                           ----------    ---------
ASSETS
Current assets:
    Cash and cash equivalents ...........................   $      --    $  11,080
    Restricted cash .....................................       3,468           --
    Accounts receivable, net of allowances
        of $4,232 and $2,864, respectively ..............      39,907       31,289
    Income taxes receivable .............................       4,229        6,970
    Deferred income taxes ...............................       2,796        2,796
    Prepaid expenses and other current assets ...........       6,636        5,866
                                                            ---------    ---------
            Total current assets ........................      57,036       58,001
Property and equipment, net .............................      63,348       63,301
Deferred income taxes ...................................       3,361        3,589
Other assets ............................................       2,148        2,522
                                                            ---------    ---------
            Total assets ................................   $ 125,893    $ 127,413
                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations .........   $   2,541    $   2,393
    Accounts payable ....................................      10,847       13,725
    Restructuring accrual ...............................       1,592        2,863
    Accrued compensation expenses .......................       3,772        5,101
    Other accrued expenses ..............................       5,254        6,444
    Customer deposits ...................................       2,994        3,954
                                                            ---------    ---------
            Total current liabilities ...................      27,000       34,480
Long-term obligations, less current maturities ..........       8,996        3,493
                                                            ---------    ---------
            Total liabilities ...........................      35,996       37,973
                                                            ---------    ---------

Commitments and contingencies ...........................          --           --

Shareholders' equity:

    Common stock, $0.01 par value; 100,000,000 shares
        authorized; 21,549,000 and 21,542,000 issued
        and outstanding, respectively ...................         215          215
    Additional paid-in capital ..........................      97,179       97,179
    Accumulated deficit .................................      (7,474)      (7,846)
    Unearned compensation ...............................         (23)        (108)
                                                            ---------    ---------
            Total shareholders' equity ..................      89,897       89,440
                                                            ---------    ---------
            Total liabilities and shareholders' equity ..   $ 125,893    $ 127,413
                                                            =========    =========

       The accompanying notes are an integral part of these consolidated financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------
REVENUES ............................................   $ 40,535    $ 38,015
                                                        --------    --------
OPERATING EXPENSES:
    Cost of services ................................     36,510      27,497
    Selling, general and administrative expenses ....      3,320       5,203
                                                        --------    --------
            Total operating expenses ................     39,830      32,700
                                                        --------    --------
            Operating income ........................        705       5,315

OTHER INCOME (EXPENSE):
    Interest income .................................         63         345
    Interest expense ................................       (167)       (173)
                                                        --------    --------
            INCOME BEFORE INCOME TAXES ..............        601       5,487
Income tax provision ................................        228       2,195
                                                        --------    --------
            NET INCOME ..............................   $    373    $  3,292
                                                        ========    ========

NET INCOME PER COMMON SHARE:

    Basic ...........................................   $   0.02    $   0.16
                                                        ========    ========
    Diluted .........................................   $   0.02    $   0.16
                                                        ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

    Basic ...........................................     21,545      21,024
                                                        ========    ========
    Diluted .........................................     21,943      21,186
                                                        ========    ========

















       The accompanying notes are an integral part of these consolidated financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     --------------------------
                                                                         1998         1997
                                                                     -----------   ---------
Operating activities:
    Net income ......................................................   $    373    $  3,292
    Adjustments to reconcile net income to net cash used
        in operating activities:
        Depreciation and amortization ...............................      3,164       2,078
        Provision for bad debts and sales allowances ................      2,595         535
        Amortization of unearned compensation .......................         85          86
        Deferred income tax expense .................................        228         606
    Changes in operating assets and liabilities:
        Accounts receivable .........................................    (11,213)     (7,716)
        Income taxes receivable .....................................      2,741          --
        Prepaid expenses and other current assets ...................       (770)       (530)
        Other assets ................................................         79         609
        Accounts payable ............................................     (2,176)     (1,378)
        Restructuring accrual .......................................     (1,271)         --
        Accrued compensation expenses ...............................     (1,329)     (1,495)
        Income taxes payable ........................................         --      (1,645)
        Other accrued expenses ......................................     (1,191)      1,415
        Customer deposits ...........................................       (960)       (601)
                                                                        --------    --------
            Net cash used in operating activities ...................     (9,645)     (4,744)
                                                                        --------    --------

Investing activities:
    Purchases of property and equipment .............................     (2,916)    (19,148)
    Increase in restricted cash .....................................     (3,468)         --
                                                                        --------    --------
            Net cash used in investing activities ...................     (6,384)    (19,148)
                                                                        --------    --------

Financing activities:
    Net proceeds from revolving credit loan .........................      5,716          --
    Payments on long-term obligations ...............................       (767)       (664)
    Net proceeds from issuance of common stock ......................         --      49,290
                                                                        --------    --------
            Net cash provided by financing activities ...............      4,949      48,626
                                                                        --------    --------

Net (decrease) increase in cash and cash equivalents ................    (11,080)     24,734

Cash and cash equivalents at beginning of period ....................     11,080       7,262
                                                                        --------    --------
Cash and cash equivalents at end of period ..........................   $     --    $ 31,996
                                                                        ========    ========
Supplemental schedule of non-cash investing and financing activities:
        Installment loans and capital lease obligations .............   $     --    $  1,687
                                                                        ========    ========


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

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated interim financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim unaudited consolidated financial statements. The balance sheet at December 31, 1997 included herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results that may be expected for the full fiscal years. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 filed with the SEC on March 31, 1998.

2.  REVENUES

         Revenues for the three months ended March 31, 1998 were comprised of the Company's traditional teleservicing, database marketing and management and fulfillment services. During the three months ended March 31, 1997, $32.8 million of revenues were comprised of the Company's traditional teleservicing, database marketing and management and fulfillment services and revenues of $5.2 million were generated from the transfer of teleservicing-based software applications. Such transfers of existing teleservicing-based software applications were made in lieu of developing new but functionally similar applications over time for these customers. These transfers produced substantially higher margins than would have been the case had the Company developed unique applications for these customers.

3.  EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------------------------------------
                                                                 1998                         1997
                                                     ----------------------------- ----------------------------
                                                        NET                 PER      NET                 PER
                                                      INCOME     SHARES    SHARE    INCOME    SHARES    SHARE
                                                     ----------------------------------------------------------
      BASIC EPS
        Income available to common
          shareholders                                 $  373      21,545   $ 0.02    $ 3,292   21,024  $  0.16

      EFFECT OF DILUTIVE SECURITIES
        Stock options                                      --         398       --         --      162       --
                                                       ------   ---------   ------    -------   ------  -------
      DILUTED EPS
        Income available to common shareholders
          and assumed exercises                        $  373      21,943   $ 0.02    $ 3,292   21,186  $  0.16
                                                       ======   =========   ======    =======   ======  =======

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4.  RESTRICTED CASH

         In connection with its development plans for a future call center in Sunrise, Florida, the Company is currently in negotiations with the primary lender on its Credit Facility (see Note 7 below) to secure a mortgage in order to purchase the property (land and existing building). As part of the termination of prior negotiations with a different financial institution, the Company was required to place approximately $3.5 million in escrow to secure its obligation to purchase the property for the outstanding balance of the mortgage on the property which it had previously guaranteed. The Company has until June 2, 1998 to finalize its negotiations and secure the mortgage, which, upon successful completion, will release the escrow funds back to the Company. However, should the Company not secure a mortgage by June 2, 1998, the funds in escrow will be utilized to purchase the property outright from the other financial institution.

5.  PROPERTY AND EQUIPMENT

         Property and equipment is comprised of both owned property and property under capital leases, the details of which are set forth below (in thousands):

                                          MARCH 31, 1998               DECEMBER 31, 1997
                              ------------------------------   ---------------------------------
                             OWNED      LEASED      TOTAL       OWNED       LEASED      TOTAL
                           ----------  ----------  ---------   ---------   --------    ---------
Telecommunications
    equipment ..........   $ 20,354    $  5,134    $ 25,488    $ 20,823    $  4,500    $ 25,323
Computer equipment .....     28,692       5,017      33,709      28,605       5,017      33,622
Leasehold improvements .     12,166          --      12,166      11,843          --      11,843

Furniture and fixtures .      7,944         242       8,186       7,706         242       7,948
Vehicles ...............        239          70         309         239          70         309
                           --------    --------    --------    --------    --------    --------
Depreciable assets .....     69,395      10,463      79,858      69,216       9,829      79,045
Development in process .      2,560          --       2,560         457          --         457
                           --------    --------    --------    --------    --------    --------
                             71,955      10,463      82,418      69,673       9,829      79,502
Accumulated depreciation
    and amortization ...    (16,045)     (3,025)    (19,070)    (13,631)     (2,570)    (16,201)
                           --------    --------    --------    --------    --------    --------
                           $ 55,910    $  7,438    $ 63,348    $ 56,042    $  7,259    $ 63,301
                           ========    ========    ========    ========    ========    ========

         During the first quarter of 1998, the Company adopted Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). Under the provisions of SOP 98-1, the Company began capitalizing certain costs incurred in the enhancement of internal financial and operating systems associated with its initiative to implement an Enterprise Resource Planning solution, which the Company designated the PRISM Project. Costs incurred during the application development stage of the PRISM Project, consisting principally of software purchased from Oracle Corporation and, to a lesser extent, outside consultant fees and payroll and payroll-related costs for employees directly associated with the PRISM Project, were $1,685,000 as of March 31, 1998 and are included in Development in Process in the above table.

         The PRISM Project will be implemented in phases with certain systems or modules becoming functional at different points in the project timeframe. The first modules of the PRISM Project are currently projected to be ready for use by the fourth quarter of 1998 with full implementation of all aspects of the PRISM Project expected by the third quarter of 1999. As each module is implemented, all associated capitalized costs will begin to be amortized on a straight-line basis over their estimated useful life.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






6.  RESTRUCTURING AND OTHER NON-RECURRING SPECIAL CHARGES

         During the third quarter of 1997, the Company initiated a restructuring and cost savings plan. As a result, the Company recorded a pre-tax non-recurring special charge to earnings of approximately $26.2 million in the third quarter of 1997 with an after-tax impact of $15.7 million. A portion of the non-recurring special charge was an accrual of costs related to severance and lease obligations connected with the Company's plan to reduce overhead and consolidate administrative facilities.

         As of March 31, 1998, the Company had terminated designated employees and reorganized its operational and administrative management structure in connection with the restructuring and cost savings plan. The Company had also initiated the relocation and consolidation of administrative office space into unused space at an existing facility, which will be completed during the second quarter of 1998. The Company also continued to explore opportunities to divest unused facilities during the three months ended March 31, 1998. This included termination of a lease for an unused facility whose landlord is a corporation that is wholly-owned by the Company's chairman and chief executive officer. In consideration of a termination payment of approximately $82,000 on February 28, 1998, the landlord relieved the Company of its future lease commitments totaling approximately $161,000. The Company believes that the amount of the termination payment was no less favorable to it than could have been negotiated from an unaffiliated party.

         The following table sets forth the details and the activity in the restructuring accrual during the three months ended March 31, 1998 (in thousands):

                                              ACCRUAL                                  ACCRUAL
                                             BALANCE AT                               BALANCE AT
                                             DECEMBER 31,                              MARCH 31,
                                                1997             EXPENDITURES            1998
                                           ---------------    -----------------   -----------------
Severance and other employee
    costs                                  $       482          $       (242)          $      240
Closure and consolidation of facilities
    and related exit costs                       2,381                (1,029)               1,352
                                           ---------------     ---------------    ------------------
Total                                      $     2,863          $     (1,271)          $    1,592
                                           ===============     ===============    ==================


7.  CREDIT FACILITY AND LONG-TERM DEBT

         On March 2, 1998, the Company entered into a new three-year, $25.0 million revolving credit facility (the "Credit Facility"), replacing its then existing $15.0 million revolving credit facility. The Company may borrow up to 80% of eligible accounts receivable. The Credit Facility is collateralized by all of the Company's owned and hereafter acquired assets. The Credit Facility accrues interest at the Company's option at (i) the greater of the prime rate or the federal funds rate plus .50% or (ii) the LIBOR rate plus a specified percentage (1.25% to 1.75%) based upon the ratio of funded debt to EBITDA. The Company pays a fee of between 0.1875% and 0.25% per annum on unused commitments under the Credit Facility based upon the ratio of funded debt to EBITDA. The Company is required, under the terms of the Credit Facility, to maintain certain financial covenants and ratios, including minimum tangible net worth and funded debt to EBITDA and funded debt to capitalization ratios, to limit capital expenditures and additional indebtedness and is restricted, among other things, with respect to the declaration and payment of dividends, redemptions and acquisitions. At March 31, 1998, the outstanding balance of the Credit Facility was $5.7 million and is included in Long-term obligations, less

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




current maturities in the accompanying consolidated balance sheet. At March 31, 1998, the available balance under the terms of the Credit Facility was $19.3 million.

8.  COMMITMENTS AND CONTINGENCIES

         On or about February 25, 1998, a class action lawsuit, captioned NATHAN
S. DAVIS V. PRECISION RESPONSE CORPORATION; MARK J. GORDON; PAUL M. O'HARA; DAVID L. EPSTEIN; JAMES F. MURRAY; RICHARD D. MONDRE; BERNARD J. KOSAR, JR.; CHRISTIAN MUSTAD; NEIL A. NATKOW; GOLDMAN SACHS & CO.; DAIN BOSWORTH INC.; MERRILL LYNCH & CO.; AND FURMAN SELZ LLC (Case No. 98-0334 CIV - Middlebrooks), was filed in the United States District Court for the Southern District of Florida. The suit alleges that the defendants violated Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), by allegedly making misrepresentations and omissions of material facts in the prospectus prepared in connection with the second equity offering of 4,740,000 shares of common stock at an offering price of $35.125 per share completed on February 4, 1997 by the Company and certain selling shareholders (the "Second Equity Offering"). The alleged misrepresentations and omissions concern, among other matters, the failure to include the financial results of the Company for the three months ended December 31, 1996 and the omission to disclose the existence of a cost-cutting program that had been allegedly initiated prior to the Second Equity Offering by the Company's largest client and main source of revenue. The suit also alleges that the individual defendants who were officers of the Company violated Section 15 of the Securities Act based on the same alleged conduct described above.

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

OVERVIEW AND BASIS OF PRESENTATION

         The Company currently offers its customers single source, integrated solutions for their teleservicing, database marketing and management and fulfillment needs. The Company's primary source of revenue is teleservicing activities which are comprised of both inbound (customer-initiated) and outbound (Company-initiated) calls. Teleservicing revenues are generally earned for providing services on a rate per hour basis. However, the Company also generates teleservicing revenues under incentive based compensation agreements whereby the amount of revenue earned correlates to the achievement of established targets. The majority of teleservicing revenues are derived from inbound calls, which represented approximately 77% of teleservicing revenues and 56% of total revenues for the three months ended March 31, 1998 as compared to approximately 91% of teleservicing revenues and 63% of total revenues for the three months ended March 31, 1997. Inbound teleservicing consists mostly of longer term customer care and customer service programs which tend to be more predictable. Outbound teleservicing and, in particular, incentive based outbound teleservicing, is driven by marketing programs which change frequently relative to inbound programs. As such, outbound teleservicing is subject to greater variation in operating results (see "Fluctuations in Quarterly Results" below).

         Information services provided by the database marketing and management group typically include the design, development and implementation of software applications for use in a particular client program and the integration of the Company's systems with those of its clients. The Company's core business is providing teleservices on an outsourced basis to its clients. However, on occasion, clients prefer to "cosource" certain programs whereby the Company and the client will jointly manage programs, with the Company making available to the client certain software, systems and services.

         Fulfillment services include high-speed laser and electronic document printing, lettershop and mechanical inserting, sorting, packaging and mailing capabilities (all of which are generally directly related to teleservicing activities being provided to clients). Fulfillment services are an important element in the Company's overall marketing strategy of providing its customers with a "one-stop" solution to their telephone-based customer service and direct marketing needs.

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data, as a percentage of revenues, for the periods indicated:

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                           --------------------------
                                                              1998           1997
                                                           -----------    -----------

SELECTED OPERATING RESULTS:
    Revenues..........................................       100.0%          100.0%
    Cost of services..................................        90.1            72.3
                                                           -----------    -----------
            Gross margin..............................         9.9            27.7
    Selling, general and administrative expenses......         8.2            13.7
                                                           -----------    -----------
            Operating income..........................         1.7%           14.0%
                                                           ===========    ===========


REVENUES

         Revenues for the three months ended March 31, 1998 were $40.5 million, an increase of $2.5 million, or 6.6%, over the comparable period of the prior year. The principal components of revenues are teleservicing activities, including account services (representing 72.5% and 71.5% of revenues for the three months ended March 31, 1998 and 1997, respectively), information services (representing 8.9% and 24.2% of revenues for the three months ended March 31, 1998 and 1997, respectively) and fulfillment services (representing 18.6% and 4.3% of revenues for the three months ended March 31, 1998 and 1997, respectively). The Company had eight call centers and approximately 4,500 and 4,400 workstations in operation as of March 31, 1998 and 1997, respectively. However, as of March 31, 1998 and 1997, approximately 1,000 and 940 workstations, respectively, were not being utilized to generate revenues. The Company is attempting to accelerate the award of additional work from existing clients and pursuing new client opportunities in order to expedite the utilization of these workstations for the remainder of 1998. During the three months ended March 31, 1998, the Company generated new business from a number of key accounts, including a new technical support help desk for its largest client. Additionally, the Company has generated new client opportunities during the first four months of 1998, including contracts to provide customer care services for both a major national cellular telephone company and a leader in the financial services industry.

         Teleservicing activities, including account services, accounted for the majority of the revenue growth during the three months ended March 31, 1998. Revenues from teleservicing activities for the three months ended March 31, 1998 were $29.4 million, an increase of $2.2 million, or 8.1%, over the comparable period of the prior year. Major factors contributing to the increase in teleservicing revenues were the addition of several new programs for existing clients as well as the addition of new clients, principally in the financial services and telecommunications service and equipment industries. Overall, new client business accounted for $13.9 million, or 34.3%, of total revenues for the first three months of 1998. Revenues from the Company's largest client accounted for 35.8% of total revenues for the three months ended March 31, 1998 down from 46.3% for the first three months of 1997. Generally, teleservicing revenues are earned on a rate per hour basis. However, during the three months ended March 31, 1998, approximately 17.3% of total revenues were earned under incentive based compensation agreements.

         Revenues from information services for the three months ended March 31, 1998 were $3.6 million, a decrease of $5.6 million, or 60.9%, compared to the same period of the prior year. This decrease was primarily attributable to the transfers of teleservicing-based application software during the first quarter of 1997 totaling $5.2 million compared with no such transfers for the three months ended March 31, 1998. Such transfers produce substantially higher margins than other information services (which involve the development of unique, individual customer-based applications). The Company intends to continue to make available such teleservicing-based application software for transfer to those clients that prefer to cosource with the Company. There is no assurance that any clients will desire to cosource, thereby effecting any such transfers in the future. Due to the substantially higher margins on these transfers, the Company's operating results can be significantly impacted based upon the Company effecting these transactions in any period.

         Revenues from fulfillment services for the three months ended March 31, 1998 were $7.5 million, an increase of $5.9 million, or 368.8%, compared to the same period of the prior year. This increase for the first quarter of 1998 is reflective of fulfillment services obtained in connection with teleservicing services provided to a new client in the telecommunications service and equipment industries.

COST OF SERVICES

         Cost of services generally include all direct and some indirect costs incurred in connection with the Company's revenue-producing departments, including, but not limited to, labor, telephone expenses directly related to revenue-generating activities, equipment under operating leases used in the call centers and fulfillment facility, direct overhead for all such operational facilities, such as rent, security and insurance, and depreciation and amortization of property and equipment used in operations. Cost of services increased by $9.0 million, or 32.8%, for the three months ended March 31, 1998 as compared to the same period of the prior year, principally as a result of the growth in operations.

         The increase in cost of services, as a percentage of revenues, from 72.3% for the three months ended March 31, 1997 to 90.1% for the three months ended March 31, 1998 was primarily attributable to the Company's expansion of its infrastructure in 1997 and the resultant excess capacity together with lower than expected yield on incentive based programs. The total number of workstations, as of March 31, 1998, increased by 100 workstations compared to the total as of March 31, 1997. However, approximately 940 workstations were added in a call center that opened at the end of March 1997 primarily in anticipation of providing increased services to the Company's largest client. Accordingly, there were no cost of services incurred by this new call center, and its corresponding workstations, for the three months ended March 31, 1997. This increase in services did not materialize leaving the Company with excess capacity and a higher than desired fixed cost structure. Additionally, the Company's largest client instituted an across-the-board price reduction in the third quarter of 1997 which remained in effect during the three months ended March 31, 1998. A key component to enable the Company to reduce cost of services as a percentage of revenue and achieve its gross margin percentage targets in the future will be the more efficient utilization of its call center capacities. Attainment of these goals at the Company's current capacity levels will likely only be achieved by increasing revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") generally include the costs of central services the Company provides to support and manage its operations, including senior management, sales and marketing, human resources, as well as finance and accounting functions. SG&A decreased $1.9 million, or 36.2%, for the three months ended March 31, 1998 as compared to the same period of the prior year. This decrease is indicative of the Company's successful implementation of its cost cutting initiatives associated with the restructuring plan announced in the third quarter of 1997 along with management's efforts to postpone, or temporarily reduce, non-revenue producing expenditures, whenever possible. While certain of these cost cutting initiatives should continue to benefit future periods, the Company does not expect that it can continue postponement and reduction of such non-revenue producing expenditures in future periods.

         As a percentage of revenues, SG&A decreased from 13.7% for the three months ended March 31, 1997 to 8.2% for the three months ended March 31, 1998. This decrease is a result of increased revenues during the first quarter of 1998 coupled with the cost cutting initiatives and the postponement or reduction of expenditures.

INTEREST, NET

         Interest income, net of interest expense, was $172,000 for the three months ended March 31, 1997 compared to net interest expense of $104,000 for the comparable period of the current year. During the first quarter of 1997, the Company generated interest income from the investment of a portion of the net proceeds from the Second Equity Offering, while during the first quarter of 1998, the Company incurred interest charges from borrowings on its Credit Facility.

NET INCOME AND NET INCOME PER SHARE

         For the three months ended March 31, 1998, net income was $373,000 compared to net income of $3.3 million for the comparable period of 1997. Net income per share for the three months ended March 31, 1998 and 1997 was $0.02 and $0.16, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1998, the Company funded its operations and capital expenditures primarily through cash flows from operations, bank borrowings and capital lease financing. During the first quarter of 1997, the Company obtained additional liquidity from the net proceeds of the Second Equity Offering.

         On March 2, 1998, the Company entered into a new three-year, $25.0 million revolving credit facility (the "Credit Facility"), replacing its then existing $15.0 million revolving credit facility. The Company may borrow up to 80% of eligible accounts receivable. The Credit Facility is collateralized by all the Company's owned and hereafter acquired assets. The Credit Facility accrues interest at the Company's option at (i) the greater of the prime rate or the federal funds rate plus .50% or (ii) the LIBOR rate plus a specified percentage (1.25% to 1.75%) based upon the ratio of funded debt to EBITDA. The Company pays a fee of between 0.1875% and 0.25% per annum on unused commitments under the Credit Facility based upon the ratio of funded debt to EBITDA. The Company is required, under the terms of the Credit Facility, to maintain certain financial covenants and ratios, including minimum tangible net worth and funded debt to EBITDA and funded debt to capitalization ratios, to limit capital expenditures and additional indebtedness and is restricted, among other things, with respect to the declaration and payment of dividends, redemptions and acquisitions. At March 31, 1998, the outstanding balance of the Credit Facility was $5.7 million.

         At March 31, 1998, the Company had no unrestricted cash and cash equivalents and total long-term obligations of $11.5 million. Net cash used in operating activities was $9.6 million and $4.7 million for the three months ended March 31, 1998 and 1997, respectively. The $4.9 million increase in net cash used in operating activities during the first three months of 1998 was primarily attributable to the reduction in net income before non-cash charges (depreciation and amortization, provision for bad debts and sales allowances and deferred taxes) and the Company's investment in primary working capital items (accounts receivable and accounts payable).

         Net cash used in investing activities was $6.4 million and $19.1 million for the three months ended March 31, 1998 and 1997, respectively. Investing activities for the three months ended March 31, 1997 were principally for capital expenditures associated with the increase of 1,180 workstations during the first quarter of 1997. Although, the Company changed the composition of its call centers during 1997 as part of its restructuring plan announced in the third quarter of last year, workstation capacity was approximately 4,500 and 4,400 workstations as of March 31, 1998 and 1997, respectively. Investing activities for the three months ended March 31, 1998 included both capital expenditures (see below) and the placement of $3.5 million into escrow for a property in Sunrise, Florida. In connection with its development plans for this future call center, the Company is currently in negotiations with the primary lender on its Credit Facility to secure a mortgage in order to purchase the property (land and existing building). As part of the termination of prior negotiations with a different financial institution, the Company was required to place approximately $3.5 million in escrow to secure its obligation to purchase the property for the outstanding balance of the mortgage on the property which it had previously guaranteed. The Company has until June 2, 1998 to finalize its negotiations and secure the mortgage, which, upon successful completion, will release the escrow funds back to the Company. However, should the Company not secure a mortgage by June 2, 1998, the funds in escrow will be utilized to purchase the property outright from the other financial institution.

         Capital expenditures, including the capitalized value of property and equipment, decreased from $20.8 million for the three months ended March 31, 1997 to $2.9 million for the same period of the current year. Capital expenditures for the three months ended March 31, 1997 were primarily for telecommunications and computer equipment associated with the increased workstation capacity at the time. As discussed above, the Company is currently in a situation of excess capacity and, therefore, absent the award of any significant new business, has no immediate plans for call center/workstation expansion. Capital expenditures for 1998 are expected to be primarily for internal financial and operating system enhancements. During the first quarter of 1998, the Company began its implementation of an Enterprise Resource Planning ("ERP") solution, which will allow for all internal systems (including those related to billing, payroll, client profitability management, human resource management and cash management) to be fully integrated into a common platform. The Company has designated its ERP implementation as the PRISM Project. The PRISM Project will utilize both internal resources as well as outside consultants to allow for a quick, efficient implementation. Full implementation, including software, hardware, consulting fees, training and internal resources, will cost approximately $11 to $13 million and will take approximately eighteen months to complete. A portion of these costs will be charged to earnings based upon the provisions of AICPA Statement of Financial Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). See Note 5 of the Notes to Consolidated Financial Statements.

         Net cash provided by financing activities was $4.9 million and $48.6 million for the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1997, the Company raised additional capital from the Second Equity Offering and used a portion of the net proceeds provided by such offering principally to fund workstation capacity growth. Financing activities for the first quarter of 1998 are principally comprised of net borrowings under the Company's new credit facility.

         The Company believes that funds generated from operations, available borrowings under the Credit Facility, a mortgage financing for the Sunrise, Florida property described above and lease financing will be sufficient to finance its planned capital expenditures for 1998. The Company's long-term capital requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long term, the Company would need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

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

         In order to improve operating performance, the Company has undertaken, or will undertake in the near future, a number of significant system initiatives. The Company will expend, pursuant to the PRISM Project, between approximately $11.0 million and $13.0 million over the next eighteen months to upgrade and enhance its internal financial and administrative systems. A portion of these costs will be charged to earnings as incurred based upon the provisions of SOP 98-1 (see Note 2 of the Notes to Consolidated Financial Statements). An ancillary benefit of those system initiatives is that the resulting systems will be Year 2000 compliant. Based upon a recent assessment, the Company has determined that the incremental cost of insuring that its remaining computer systems are Year 2000 compliant is not expected to be material. After completing a preliminary assessment of each of its operations and their Year 2000 readiness, the Company believes that appropriate actions are being taken, and expects to complete its overall Year 2000 remediation prior to any anticipated impact on its operations. The Company believes that, with modifications or routine maintenance to existing hardware and software and conversions to new systems, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications, maintenance and conversions are not made, or not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

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

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation and development of new client relationships and programs, the maintenance of existing client relationships and programs (particularly since the Company's agreements with its clients generally do not assure the Company will generate a specific level of revenue, do not designate the Company as the exclusive service provider and are terminable on short notice), the successful marketing of the Company's information- and teleservicing-based application software, the effective completion of the implementation of the Company's restructuring plan, the achievement of satisfactory levels of both gross and operating margins, the opening of new call centers in accordance with strategic plans and in a timely and economic manner consistent with existing capacity requirements, the ability of the Company to hire, train and retain a sufficient labor force of qualified personnel at competitive wage rates, the continued enhancement of telecommunication, computer and information technologies and operational and financial systems (including the successful and timely completion of the implementation and installation of the PRISM Project), the achievement by the Company and its suppliers and customers of Year 2000 compliance in a timely and cost efficient manner, the continued and anticipated growth in industry trends towards outsourcing and cosourcing of telephone-based marketing and customer service operations (particularly in the telecommunications services and equipment, transportation, consumer products and food and beverage industries), changes in competition and the forms of direct sales and marketing techniques, consumer interest in, and use of, the Company's clients' products and services, general economic conditions, costs of telephone services, financing and leasing of equipment, the adequacy of cash flows from operations and available financings to fund capital needs and future growth, changes in governmental rules and regulations applicable to the Company, the Company ultimately prevailing in the recently filed class action lawsuit without incurring significant management time and attention and litigation costs or class liability and other risks set forth in this report and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control; in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

                                    PART II.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)           Recent Sales of Unregistered Securities

         The Company did not issue or sell any unregistered securities during the quarter ended March 31, 1998, except for the granting of stock options described below pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan:

         (i) The Company granted options to purchase 250,000 shares of Common Stock to an executive officer of the Company at an exercise price of $8.03 per share. These options have a term of seven years, with options covering 50% of the shares vesting on the date of grant and an additional 25% on each of the first two anniversaries from the date of grant.

         (ii) The Company also granted options to purchase 1,000 shares of Common Stock to an employee of the Company at an exercise price of $9.16 per share. These options have a term of seven years and vest at the rate of 20% on each of the first five anniversaries from the date of grant.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                                INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                           DESCRIPTION OF EXHIBIT
------------        ------------------------------------------------------------

   27.1             Financial Data Schedule (for SEC use only)

(b)    Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PRECISION RESPONSE CORPORATION
                                             (Registrant)



                                 By: /s/ Paul M. O'Hara
                                     -----------------------------------------
                                     Paul M. O'Hara
                                     Senior Vice President - Finance
                                     and Chief Financial Officer

                                 By: /s/ Thomas F. Jennings, Jr.
                                     -----------------------------------------
                                     Thomas F. Jennings, Jr.
                                     Vice President and Controller
                                     (Principal Accounting Officer)


Dated:  May 15, 1998