Form 10-Q
period 1998-06-30
PRECISION RESPONSE CORP
filed 1998-08-14
CIK 1013058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                  For the quarterly period ended JUNE 30, 1998



     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


            For the transition period from __________ to ___________


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         ON AUGUST 10, 1998, THE REGISTRANT HAD 21,549,000 OUTSTANDING SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                     PART I.

   ITEM NO.                                                                                                  PAGE(S)
   --------                                                                                                  -------
      1.            FINANCIAL STATEMENTS

                    Consolidated Balance Sheets -
                         June 30, 1998 (Unaudited) and December 31, 1997.................................         3

                    Consolidated Statements of Operations (Unaudited) -
                         Three and six months ended June 30, 1998 and 1997...............................         4

                    Consolidated Statements of Cash Flows (Unaudited) -
                         Six months ended June 30, 1998 and 1997.........................................         5

                    Notes to Consolidated Financial Statements...........................................       6-9

      2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS.......................................................     10-17

                                                         PART II.

      1.            LEGAL PROCEEDINGS....................................................................        18

      2.            CHANGES IN SECURITIES AND USE OF PROCEEDS............................................        18

      4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................        18

      6.            EXHIBITS AND REPORTS ON FORM 8-K.....................................................        19

                    Signatures...........................................................................        21

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,
                                                                 1998         DECEMBER 31,
                                                              (UNAUDITED)        1997
                                                              -----------     ------------
ASSETS
Current assets:
    Cash and cash equivalents ...........................      $     584       $  11,080
    Accounts receivable, net of allowances
        of $5,705 and $2,864, respectively ..............         46,508          31,289
    Income taxes receivable .............................             91           6,970
    Deferred income taxes ...............................          2,796           2,796
    Prepaid expenses and other current assets ...........          2,995           5,866
                                                               ---------       ---------
            Total current assets ........................         52,974          58,001
Property and equipment, net .............................         70,721          63,301
Deferred income taxes ...................................          3,077           3,589
Other assets ............................................          1,996           2,522
                                                               ---------       ---------
            Total assets ................................      $ 128,768       $ 127,413
                                                               =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations .........      $   2,518       $   2,393
    Accounts payable ....................................          9,036          13,725
    Restructuring accrual ...............................          1,096           2,863
    Accrued compensation expenses .......................          5,428           5,101
    Other accrued expenses ..............................          6,243           6,444
    Customer deposits ...................................          1,461           3,954
                                                               ---------       ---------
            Total current liabilities ...................         25,782          34,480
Long-term obligations, less current maturities ..........         12,236           3,493
                                                               ---------       ---------
            Total liabilities ...........................         38,018          37,973
                                                               ---------       ---------

Commitments and contingencies ...........................             --              --

Shareholders' equity:
    Common stock, $0.01 par value; 100,000,000
        shares authorized; 21,549,000 and 21,542,000
        issued and outstanding, respectively ............            215             215
    Additional paid-in capital ..........................         97,179          97,179
    Accumulated deficit .................................         (6,644)         (7,846)
    Unearned compensation ...............................             --            (108)
                                                               ---------       ---------
            Total shareholders' equity ..................         90,750          89,440
                                                               ---------       ---------
            Total liabilities and shareholders' equity ..      $ 128,768       $ 127,413
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

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                  ENDED JUNE 30,                ENDED JUNE 30,
                                             -----------------------       -----------------------
                                               1998           1997           1998           1997
                                             --------       --------       --------       --------
REVENUES ..............................      $ 43,379       $ 35,963       $ 83,914       $ 73,978
                                             --------       --------       --------       --------
OPERATING EXPENSES:
    Cost of services ..................        37,222         29,294         73,732         56,791
    Selling, general and administrative
       expenses .......................         4,430          6,070          7,750         11,273
                                             --------       --------       --------       --------
            Total operating expenses ..        41,652         35,364         81,482         68,064
                                             --------       --------       --------       --------
            Operating income ..........         1,727            599          2,432          5,914
OTHER INCOME (EXPENSE):
    Interest income ...................            89            352            152            697
    Interest expense ..................          (479)          (160)          (646)          (333)
                                             --------       --------       --------       --------
            INCOME BEFORE INCOME TAXES          1,337            791          1,938          6,278
Income tax provision ..................           508            316            736          2,511
                                             --------       --------       --------       --------
            NET INCOME ................      $    829       $    475       $  1,202       $  3,767
                                             ========       ========       ========       ========

NET INCOME PER COMMON SHARE:
       Basic ..........................      $   0.04       $   0.02       $   0.06       $   0.18
                                             ========       ========       ========       ========
       Diluted ........................      $   0.04       $   0.02       $   0.06       $   0.18
                                             ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
       Basic ..........................        21,549         21,512         21,547         21,269
                                             ========       ========       ========       ========
       Diluted ........................        21,609         21,624         21,786         21,439
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

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,
                                                                           ------------------------
                                                                             1998           1997
                                                                           --------       ---------
Operating activities:
    Net income ......................................................      $  1,202       $  3,767
    Adjustments to reconcile net income to net cash used in
        operating activities:
        Depreciation and amortization ...............................         6,352          4,932
        Provision for bad debts and sales allowances ................         6,204          2,171
        Amortization of unearned compensation .......................           108            172
        Deferred income tax expense .................................           513          1,795
    Changes in operating assets and liabilities, excluding effects of acquisition:
        Accounts receivable .........................................       (21,423)       (15,323)
        Income taxes receivable .....................................         6,879         (3,848)
        Prepaid expenses and other current assets ...................           742         (1,938)
        Other assets ................................................             6            473
        Accounts payable ............................................        (3,987)        (8,497)
        Restructuring accrual .......................................        (1,767)            --
        Accrued compensation expenses ...............................           327            290
        Income taxes payable ........................................            --         (1,645)
        Other accrued expenses ......................................          (201)         1,784
        Customer deposits ...........................................        (2,493)           (68)
                                                                           --------       --------
            Net cash used in operating activities ...................        (7,538)       (15,935)
                                                                           --------       --------

Investing activities:
    Cash acquired in acquisition, net of cash paid ..................            --            192
    Purchases of property and equipment, net ........................       (11,124)       (25,265)
                                                                           --------       --------
            Net cash used in investing activities ...................       (11,124)       (25,073)
                                                                           --------       --------

Financing activities:
    Net proceeds from revolving credit facility .....................         5,700             --
    Proceeds from long-term obligations .............................         4,000             --
    Payments on long-term obligations ...............................        (1,534)        (1,259)
    Net proceeds from issuance of common stock ......................            --         49,164
    Dividends paid ..................................................            --           (174)
                                                                           --------       --------
            Net cash provided by financing activities ...............         8,166         47,731
                                                                           --------       --------

Net (decrease) increase in cash and cash equivalents ................       (10,496)         6,723

Cash and cash equivalents at beginning of period ....................        11,080          7,262
                                                                           --------       --------
Cash and cash equivalents at end of period ..........................      $    584       $ 13,985
                                                                           ========       ========
Supplemental schedule of non-cash investing and financing activities:
        Installment loans and capital lease obligations .............      $     --       $  1,687
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

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim unaudited consolidated financial statements. The balance sheet at December 31, 1997 included herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of results that may be expected for the full fiscal years. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 filed with the SEC on March 31, 1998.

2.  REVENUES

         Revenues for the three and six months ended June 30, 1998 were comprised of the Company's traditional teleservicing, database marketing and management and fulfillment services. During the three and six months ended June 30, 1997, $31.4 million and $64.2 million of revenues, respectively, were comprised of the Company's traditional teleservicing, database marketing and management and fulfillment services and revenues of $4.6 million and $9.8 million, respectively, were generated from the transfer of teleservicing-based software applications. Such transfers of existing teleservicing-based software applications were made in lieu of developing new but functionally similar applications over time for these customers. These transfers produced substantially higher margins than would have been the case had the Company developed unique applications for these customers.

3.  EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                                     --------------------------------------------------------------------
                                                                    1998                                1997
                                                     ---------------------------------   --------------------------------
                                                         NET                     PER        NET                    PER
                                                       INCOME       SHARES      SHARE      INCOME      SHARES     SHARE
                                                     ----------   ---------   --------   ----------   --------   --------
      BASIC EPS
          Income available to common
            shareholders                             $      829   $  21,549   $   0.04   $      475     21,512   $   0.02

      EFFECT OF DILUTIVE SECURITIES
          Stock options                                      --          60         --           --        112         --
                                                     ----------   ---------   --------   ----------   --------   --------

      DILUTED EPS
          Income available to common
            shareholders and
            assumed exercises                        $      829   $  21,609   $   0.04   $      475     21,624   $   0.02
                                                     ==========   =========   ========   ==========   ========   ========

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                     --------------------------------------------------------------------
                                                                    1998                                1997
                                                     ---------------------------------   --------------------------------
                                                         NET                     PER        NET                    PER
                                                       INCOME       SHARES      SHARE      INCOME      SHARES     SHARE
                                                     ----------   ---------   --------   ----------   --------   --------
      BASIC EPS
          Income available to common
            shareholders                             $    1,202   $  21,547   $   0.06   $    3,767     21,269   $   0.18

      EFFECT OF DILUTIVE SECURITIES
          Stock options                                      --         239         --           --        170         --
                                                     ----------   ---------   --------   ----------   --------   --------

      DILUTED EPS
          Income available to common
            shareholders and
            assumed exercises                        $    1,202   $  21,786   $   0.06   $    3,767     21,439   $   0.18
                                                     ==========   =========   ========   ==========   ========   ========



4.  PROPERTY AND EQUIPMENT

         Property and equipment is comprised of both owned property and property under capital leases, the details of which are set forth below (in thousands):

                                          JUNE 30, 1998                             DECEMBER 31, 1997
                              ---------------------------------------     ---------------------------------------
                                OWNED        LEASED         TOTAL           OWNED         LEASED         TOTAL
                              ----------    ----------    -----------     -----------   ----------    -----------
Land ...................      $  1,057       $     --       $  1,057       $     --       $     --       $     --
Buildings and
  improvements .........         4,876             --          4,876             --             --             --
Telecommunications
    equipment ..........        21,616          4,985         26,601         20,823          4,500         25,323
Computer equipment .....        28,980          5,017         33,997         28,605          5,017         33,622
Leasehold improvements .        13,566             --         13,566         11,843             --         11,843
Furniture and fixtures .         8,214            242          8,456          7,706            242          7,948
Vehicles ...............           119             70            189            239             70            309
                              --------       --------       --------       --------       --------       --------
                                78,428         10,314         88,742         69,216          9,829         79,045
Development in process .         4,013             --          4,013            457             --            457
                              --------       --------       --------       --------       --------       --------
                                82,441         10,314         92,755         69,673          9,829         79,502
Accumulated depreciation
    and amortization ...       (18,607)        (3,427)       (22,034)       (13,631)        (2,570)       (16,201)
                              --------       --------       --------       --------       --------       --------
                              $ 63,834       $  6,887       $ 70,721       $ 56,042       $  7,259       $ 63,301
                              ========       ========       ========       ========       ========       ========

         During the first quarter of 1998, the Company adopted Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). Under the provisions of SOP 98-1, the Company began capitalizing certain costs incurred in the enhancement of internal financial and operating systems associated with its initiative to implement an Enterprise Resource Planning solution, which the Company designated the PRISM Project. Costs incurred during the application development stage of the PRISM Project, consisting principally of software purchased from Oracle Corporation and outside consultant fees and, to a lessor extent, payroll and payroll-related costs for employees directly associated with the PRISM Project, were $3,468,000 as of June 30, 1998 and are included in Development in Process in the above table.

         The PRISM Project will be implemented in phases with certain systems or modules becoming functional at different points in the project timeframe. The first modules of the PRISM Project are currently projected to be ready for use during the fourth quarter of 1998 with full implementation of all aspects of the PRISM Project expected by the third quarter of 1999. As each module is implemented, all

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



associated capitalized costs will begin to be amortized on a straight-line basis over their estimated useful life.

         During the second quarter of 1998, the Company acquired a property (land and existing building) in Sunrise, Florida, which will be used as a possible location for new administrative offices or, should utilization levels warrant, as a new call center. See also Note 6 below.

5.  RESTRUCTURING AND OTHER NON-RECURRING SPECIAL CHARGES

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

         During the six months ended June 30, 1998, the Company had terminated designated employees and reorganized its operational and administrative management structure in connection with the restructuring and cost savings plan. The Company had also initiated and completed the relocation and consolidation of administrative office space into unused space at an existing facility. Additionally, the Company also continued its attempts to divest unused facilities. This included termination of a lease for an unused facility whose landlord is a corporation that is wholly-owned by the Company's chairman and chief executive officer. In consideration of a termination payment of approximately $82,000 on February 28, 1998, the landlord relieved the Company of its future lease commitments totaling approximately $161,000. The Company believes that the amount of the termination payment was no less favorable to it than could have been negotiated from an unaffiliated party.

         The following table sets forth the details and the activity in the restructuring accrual during the six months ended June 30, 1998 (in thousands):

                                                ACCRUAL                     ACCRUAL
                                              BALANCE AT                    BALANCE
                                              DECEMBER 31,                AT JUNE 30,
                                                 1997       EXPENDITURES     1998
                                             -------------  ------------  -----------
    Severance and other employee
      costs                                      $   482      $  (482)      $    --
    Closure and consolidation of facilities
        and related exit costs                     2,381       (1,285)        1,096
                                                 -------      -------       -------
    Total                                        $ 2,863      $(1,767)      $ 1,096
                                                 =======      =======       =======

6.  CREDIT FACILITY AND LONG-TERM DEBT

         On March 2, 1998, the Company entered into a new three-year, $25.0 million revolving credit facility (the "Credit Facility"), replacing its then existing $15.0 million revolving credit facility. The Company may borrow up to 80% of eligible accounts receivable. The Credit Facility is collateralized by all of the Company's owned and hereafter acquired assets. The Credit Facility accrues interest at the Company's option at (i) the greater of the prime rate or the federal funds rate plus .50% or (ii) the LIBOR rate plus a specified percentage (1.25% to 1.75%) based upon the ratio of funded debt to EBITDA. The Company pays a fee of between 0.1875% and 0.25% per annum on unused commitments

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





under the Credit Facility based upon the ratio of funded debt to EBITDA. The Company is required, under the terms of the Credit Facility, to maintain certain financial covenants and ratios, including minimum tangible net worth and funded debt to EBITDA and funded debt to capitalization ratios, to limit capital expenditures and additional indebtedness and is restricted, among other things, with respect to the declaration and payment of dividends, redemptions and acquisitions. At June 30, 1998, the outstanding balance of the Credit Facility was $5.7 million and is included in long-term obligations, less current maturities in the accompanying consolidated balance sheet. At June 30, 1998, the available balance under the terms of the Credit Facility was $19.3 million.

         On May 29, 1998, the Company secured a mortgage with the lender on its Credit Facility to acquire a property (land and existing building) located in Sunrise, Florida. The Company had originally planned on securing a special leasing arrangement for this property as part of its call center development plans for 1997 and, to that end, expended approximately $2.0 million during 1997 for building improvements. However, the Company subsequently decided to acquire the property outright. The new mortgage loan was for $5.12 million, of which $4.0 million was advanced at closing. The remaining $1.12 million available under the new loan is subject to the Company's completion of future improvements to the property. The mortgage note accrues interest at the LIBOR rate plus 1.50%. Principal payments are due quarterly based upon a 20 year amortization schedule, with a balloon payment due at maturity on June 1, 2005. The mortgage loan is cross-defaulted with and has terms substantially similar to the Credit Facility.

7.  COMMITMENTS AND CONTINGENCIES

         On or about February 18, 1998, a class action lawsuit, captioned NATHAN
S. DAVIS V. PRECISION RESPONSE CORPORATION; MARK J. GORDON; PAUL M. O'HARA; DAVID L. EPSTEIN; JAMES F. MURRAY; RICHARD D. MONDRE; BERNARD J. KOSAR, JR.; CHRISTIAN MUSTAD; NEIL A. NATKOW; GOLDMAN SACHS & CO.; DAIN BOSWORTH INC.; MERRILL LYNCH & CO.; AND FURMAN SELZ LLC (Case No. 98-0334 CIV - Middlebrooks), was filed in the United States District Court for the Southern District of Florida. The suit alleged that the defendants violated Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), by allegedly making misrepresentations and omissions of material facts in the prospectus prepared in connection with the second equity offering of 4,740,000 shares of Common Stock at an offering price of $35.125 per share completed on February 4, 1997 by the Company and certain selling shareholders (the "Second Equity Offering"). The suit also alleged that the individual defendants who were officers of the Company violated Section 15 of the Securities Act based on the same alleged conduct described above.

         After reviewing the Company's motions to dismiss and for the imposition of sanctions, the plaintiffs have decided to dismiss the case in its entirety and with prejudice. The Company and the other defendants have agreed that they will accept dismissal of the case with prejudice and will not seek the imposition of sanctions against the plaintiffs or their attorneys. An order of dismissal was signed August 10, 1998 in the United States District Court for the Southern District of Florida.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW AND BASIS OF PRESENTATION

         The Company currently offers its customers single source, integrated solutions for their teleservicing, database marketing and management and fulfillment needs. The Company's primary source of revenue is teleservicing activities which are comprised of both inbound (customer-initiated) and outbound (Company-initiated) calls. Teleservicing revenues are generally earned for providing services on a rate per hour basis. However, the Company also generates teleservicing revenues under incentive based compensation agreements whereby the amount of revenue earned correlates to the achievement of established targets. The majority of teleservicing revenues are derived from inbound calls, which represented approximately 85% of teleservicing revenues and 62% of total revenues for the three months ended June 30, 1998 as compared to approximately 75% of teleservicing revenues and 52% of total revenues for the three months ended June 30, 1997. For the six months ended June 30, 1998, teleservicing revenues derived from inbound calls represented approximately 81% of teleservicing revenues and 59% of total revenues as compared to approximately 83% of teleservicing revenues and 59% of total revenues for the same period of the prior year. Inbound teleservicing consists mostly of longer term customer care and customer service programs which tend to be more predictable. Outbound teleservicing and, in particular, incentive based outbound teleservicing, is driven by marketing programs which change frequently relative to inbound programs. As such, outbound teleservicing is subject to greater variation in operating results (see "Fluctuations in Quarterly Results" below).

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

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data, as a percentage of revenues, for the periods indicated:

                                                   FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                      ENDED JUNE 30,                 ENDED JUNE 30,
                                                 --------------------------     -------------------------
                                                    1998           1997           1998           1997
                                                 -----------    -----------     ----------    -----------
SELECTED OPERATING RESULTS:
    Revenues..................................     100.0%         100.0%          100.0%        100.0%
    Cost of services..........................      85.8           81.5            87.9          76.8
                                                 -----------    -----------     ----------    -----------
            Gross margin......................      14.2           18.5            12.1          23.2
    Selling, general and administrative
       expenses...............................      10.2           16.8             9.2          15.2
                                                 -----------    -----------     ----------    -----------
            Operating income..................       4.0%           1.7%            2.9%          8.0%
                                                 ===========    ===========     ==========    ===========

REVENUES

         Revenues for the three and six months ended June 30, 1998 were $43.4 million and $83.9 million, respectively, an increase of $7.4 million (20.6%) and $9.9 million (13.4%) over the comparable periods in the prior year. The principal components of revenues are teleservicing activities, including account services (representing 74.4% and 73.5% of revenues for the three and six months ended June 30, 1998, respectively, and 70.3% and 70.8% of revenues for the three and six months ended June 30, 1997, respectively), information services (representing 11.4% and 10.2% of revenues for the three and six months ended June 30, 1998, respectively, and 22.1% and 23.2% of revenues for the three and six months ended June 30, 1997, respectively) and fulfillment services (representing 14.2% and 16.3% of revenues for the three and six months ended June 30, 1998, respectively, and 7.6% and 5.8% of revenues for the three and six months ended June 30, 1997, respectively). The Company had approximately 4,500 workstations in operation as of both June 30, 1998 and 1997 despite the decrease in the number of call centers from nine as of June 30, 1997 to eight as of June 30, 1998. However, as of June 30, 1998 and 1997, the Company was only operating at approximately 68% and 55% of normal utilization of these workstations, respectively. The Company is attempting to accelerate the award of additional work from existing clients and pursuing new client opportunities in order to expedite the utilization of these workstations for the remainder of 1998.

         During the three months ended June 30, 1998, the Company generated several new client opportunities including contracts to provide customer care services for both a major national cellular telephone company and a leader in the financial services industry. The Company also commenced work for two existing clients during the second quarter of 1998 utilizing its proprietary automated error resolution system, Precision Resolution. The Company has also been selected to provide customer care services for a large East Coast based utility company which is expected to begin in the third quarter of 1998. Additionally, during the first half of 1998, the Company generated new business from a number of already established key accounts, including a new technical support help desk for its largest client, and has secured new business from at least one other established client in the satellite communications industry which is expected to commence by the end of the fourth quarter of 1998 .

         Teleservicing activities, including account services, accounted for the majority of the revenue growth during both the three and six months ended June 30, 1998. Revenues from teleservicing activities for the three and six months ended June 30, 1998 were $32.3 million and $61.7 million, respectively, an increase of $6.0 million (22.8%) and $7.5 million (13.8%) over the comparable periods in the prior year. Major factors contributing to the increase in teleservicing revenues were the addition of several new programs for existing clients as well as the addition of new clients, principally in the financial services and telecommunications service and equipment industries. Overall, new client business accounted for $6.4 million, or 14.8%, of total revenues for the three months ended June 30, 1998 and $20.3, or 24.2%, of total revenues for the six months ended June 30, 1998. Revenues from the Company's largest client accounted for 41.1% of total revenues for the six months ended June 30, 1998 down from 44.6% for the first six months of 1997. Generally, teleservicing revenues are earned on a rate per hour basis. However, during the three and six months ended June 30, 1998, approximately 12.1% and 14.7% of total revenues were earned under incentive based compensation agreements, respectively.

         Revenues from information services for the three and six months ended June 30, 1998 were $4.9 million and $8.5 million, respectively, a decrease of $3.4 million (41.0%) and $9.2 million (52.0%) over the comparable periods in the prior year. These decreases were primarily attributable to the transfers of teleservicing-based application software totaling $4.6 million and $9.8 million for the three and six months ended June 30, 1997, respectively, compared with no such transfers for the comparable periods of 1998. Such transfers produce substantially higher margins than other information services (which involve the development of unique, individual customer-based applications). The Company continues to make available such teleservicing-based application software for transfer to those clients that prefer to cosource with the Company. However, there is no assurance that any clients will desire to cosource. Due to the substantially higher margins on these transfers, the Company's operating results can be significantly impacted based upon the Company effecting these transactions in any period.

         Revenues from fulfillment services for the three and six months ended June 30, 1998 were $6.2 million and $13.7 million, respectively, an increase of $3.4 million (121.4%) and $9.4 million (218.6%) over the comparable periods in the prior year. This increase for both the three months and six months ended June 30, 1998 is reflective of fulfillment services provided in connection with teleservicing services provided to a new client in the telecommunications service and equipment industries.

COST OF SERVICES

         Cost of services generally include all direct and some indirect costs incurred in connection with the Company's revenue-producing departments, including, but not limited to, labor, telephone expenses directly related to revenue-generating activities, equipment under operating leases used in the call centers and fulfillment facility, direct overhead for all such operational facilities, such as rent, security and insurance, and depreciation and amortization of property and equipment used in operations. Cost of services increased by $7.9 million (27.1%) and $16.9 million (29.8%) for the three and six months ended June 30, 1998, respectively, as compared to the same period of the prior year, principally as a result of the growth in operations.

         The increase in cost of services, as a percentage of revenues, from 81.5% for the three months ended June 30, 1997 to 85.8% for the three months ended June 30, 1998 and from 76.8% for the six months ended June 30, 1997 to 87.9% for the six months ended June 30, 1998 was primarily attributable to the Company's expansion of its infrastructure in 1997 and the resultant excess capacity together with lower than expected yield on incentive based programs. Approximately 1,280 workstations were added in two call centers opened during the first six months of 1997, in addition to approximately 600 workstations that were added in a call center that opened in December 1996. The opening of these new call centers, and the related increase in workstation capacity, was carried out primarily in anticipation of providing increased services to the Company's largest client. This increase in services did not materialize leaving the Company with excess capacity and a higher than desired fixed cost structure. Additionally, the Company's largest client instituted an across-the-board price reduction in the third quarter of 1997 which remained in effect through the first six months of 1998. A key component to enable the Company to reduce cost of services as a percentage of revenue and achieve its gross margin percentage targets in the future will be the more efficient utilization of the capacity available in its call centers. Attainment of these goals at the Company's current available capacity levels will likely only be achieved by continuing to increase revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") generally include the costs of central services the Company provides to support and manage its operations, including senior management, sales and marketing, human resources, as well as finance and accounting functions. SG&A decreased $1.6 million (27.0%) and $3.5 million (31.2%) for the three and six months ended June 30, 1998, respectively, as compared to the same period of the prior year. This decrease is indicative of the Company's successful implementation of its cost cutting initiatives associated with the restructuring plan announced in the third quarter of 1997 along with management's efforts to postpone, or temporarily reduce, non-revenue producing expenditures, whenever possible. While certain of these cost cutting initiatives should continue to benefit future periods, the Company does not expect that it can continue postponement and reduction of such non-revenue producing expenditures in future periods.

         As a percentage of revenues, SG&A decreased from 16.8% for the three months ended June 30, 1997 to 10.2% for the three months ended June 30, 1998 and from 15.2% for the six months ended June 30, 1997 to 9.2% for the six months ended June 30, 1998. This decrease is a result of increased revenues during the three and six months ended June 30, 1998 coupled with the cost cutting initiatives and the postponement or reduction of expenditures.

INTEREST, NET

         Interest income, net of interest expense, was $192,000 and $364,000 for the three and six months ended June 30, 1997, respectively, as compared to net interest expense of $390,000 and $494,000 for the three and six months ended June 30, 1998, respectively. During the three and six months ended June 30, 1997, the Company generated interest income from the investment of a portion of the net proceeds from the Second Equity Offering, while during comparable periods of 1998, the Company incurred interest charges from borrowings on its Credit Facility.

NET INCOME AND NET INCOME PER SHARE

         For the three months ended June 30, 1998, net income was $829,000 compared to net income of $475,000 for the comparable period of 1997. Net income per share for the three months ended June 30, 1998 and 1997 was $0.04 and $0.02, respectively.

         For the six months ended June 30, 1998, net income was $1.2 million compared to net income of $3.8 million for the comparable period of 1997. Net income per share for the six months ended June 30, 1998 and 1997 was $0.06 and $0.18, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 1998 and 1997, the Company funded its operations and capital expenditures primarily through cash flows from operations, bank borrowings and capital lease financing. During the first six months of 1997, the Company obtained additional liquidity from the net proceeds of the Second Equity Offering.

         On March 2, 1998, the Company entered into a new three-year, $25.0 million revolving credit facility (the "Credit Facility"), replacing its then existing $15.0 million revolving credit facility. The Company may borrow up to 80% of eligible accounts receivable. The Credit Facility is collateralized by all the Company's owned and hereafter acquired assets. The Credit Facility accrues interest at the Company's option at (i) the greater of the prime rate or the federal funds rate plus .50% or (ii) the LIBOR rate plus a specified percentage (1.25% to 1.75%) based upon the ratio of funded debt to EBITDA. The Company pays a fee of between 0.1875% and 0.25% per annum on unused commitments under the Credit Facility based upon the ratio of funded debt to EBITDA. The Company is required, under the terms of the Credit Facility, to maintain certain financial covenants and ratios, including minimum tangible net worth and funded debt to EBITDA and funded debt to capitalization ratios, to limit capital expenditures and additional indebtedness and is restricted, among other things, with respect to the declaration and payment of dividends, redemptions and acquisitions. At June 30, 1998, the outstanding balance of the Credit Facility was $5.7 million.

         On May 29, 1998, the Company secured a mortgage with the lender on its Credit Facility to acquire a property (land and existing building) located in Sunrise, Florida. The Company had originally planned on securing a special leasing arrangement for this property as part of its call center development plans for 1997 and, to that end, expended approximately $2.0 million during 1997 for building improvements. However, the Company subsequently decided to acquire the property outright. The new mortgage loan was for $5.12 million, of which $4.0 million was advanced at closing. The remaining $1.12 million available under the new loan is subject to the Company's completion of future improvements to the property. The mortgage note accrues interest at the LIBOR rate plus 1.50%. Principal payments are due quarterly based upon a 20 year amortization schedule, with a balloon payment due at maturity on June 1, 2005. The mortgage loan is cross-defaulted with and has terms substantially similar to the Credit Facility.

         At June 30, 1998, the Company had cash and cash equivalents of $584,000 and total long-term obligations of $14.8 million. Net cash used in operating activities was $7.5 million and $15.9 million for the six months ended June 30, 1998 and 1997, respectively. The $8.4 million decrease in net cash used in operating activities during the first six months of 1998 was primarily attributable to the Company's receipt of income tax refunds offset by the reduction in net income before non-cash charges (depreciation and amortization, provision for bad debts and sales allowances and deferred taxes) and the Company's investment in primary working capital items.

         Net cash used in investing activities was $11.1 million and $25.1 million for the six months ended June 30, 1998 and 1997, respectively. Investing activities for the six months ended June 30, 1997 were principally for capital expenditures associated with the increase of 1,280 workstations during the first half of 1997. Although the Company changed the composition of its call centers during 1997 as part of its restructuring plan announced in the third quarter of last year, workstation capacity was approximately 4,500 workstations as of both June 30, 1998 and 1997.

         Capital expenditures, including the capitalized value of property and equipment, decreased from $27.0 million for the six months ended June 30, 1997 to $11.1 million for the same period of the current year. Capital expenditures for the six months ended June 30, 1997 were primarily for telecommunications and computer equipment principally associated with the increased workstation capacity at the time. As discussed above, the Company is currently in a situation of excess capacity and, therefore, absent the award of any significant new business, has no immediate plans for call center/workstation expansion. However, the Company had previously committed to a new call center facility in Sunrise, Florida, which it acquired and for which it secured a mortgage during the second quarter of 1998 (see above). As a result, the Company now owns land and a building with a fair market value of approximately $5.0 million. The Company intends to maintain this property as a possible location for new administrative offices or, should utilization levels warrant, as a new call center. Additional capital expenditures for the first half of 1998 relate to the completion of the relocation and consolidation of administrative office space into unused space in an existing facility and costs incurred for the PRISM Project.

         During the first quarter of 1998, the Company began its implementation of an Enterprise Resource Planning ("ERP") solution, which will allow for all internal systems (including those related to billing, payroll, client profitability management, human resource management and cash management) to be fully integrated into a common platform. The Company has designated its ERP implementation as the PRISM Project. The PRISM Project is utilizing both internal resources as well as outside consultants to allow for a quick, efficient implementation. Full implementation, including software, hardware, consulting fees, training and internal resources, will cost approximately $11 to $13 million and is expected to take place by the third quarter of 1999. A portion of these costs will be charged to earnings based upon the provisions of AICPA Statement of Financial Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). See Note 4 of the Notes to Consolidated Financial Statements.

         Net cash provided by financing activities was $8.2 million and $47.7 million for the six months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1997, the Company raised additional capital from the Second Equity Offering and used a portion of the net proceeds provided by such offering principally to fund workstation capacity growth. Financing activities for the first six months of 1998 are principally comprised of net borrowings under the Company's new credit facility and proceeds from the mortgage loan for the Sunrise, Florida property (see above).

         The Company believes that funds generated from operations, available borrowings under the Credit Facility, and the mortgage on the Sunrise, Florida property described above will be sufficient to finance its planned capital expenditures for 1998. The Company's long-term capital requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long term, the Company would need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

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

         In order to improve operating performance, the Company has undertaken, or will undertake in the near future, a number of significant system initiatives. The Company will expend, pursuant to the PRISM Project, between approximately $11.0 million and $13.0 million to upgrade and enhance its internal financial and administrative systems. A portion of these costs will be charged to earnings as incurred based upon the provisions of SOP 98-1 (see Note 4 of the Notes to Consolidated Financial Statements). An ancillary benefit of those system initiatives is that the resulting systems will be Year 2000 compliant with full implementation of all aspects of the PRISM Project expected by the third quarter of 1999. Based upon a recent assessment, the Company has determined that the incremental cost of insuring that its remaining computer systems are Year 2000 compliant is not expected to be material. After completing a preliminary assessment of each of its operations and their Year 2000 readiness, the Company believes that appropriate actions are being taken, and expects to complete its overall Year 2000 remediation prior to any anticipated impact on its operations. The Company believes that, with modifications or routine maintenance to existing hardware and software and conversions to new systems, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications, maintenance and conversions are not made, or not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

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

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation, development and implementation of new client relationships and programs, the maintenance and expansion of existing client relationships and programs (particularly since the Company's agreements with its clients generally do not assure the Company will generate a specific level of revenue, do not designate the Company as the exclusive service provider and are terminable on short notice), the successful marketing of the Company's information- and teleservicing-based application software, the effective completion of the implementation of the Company's restructuring plan, the achievement of satisfactory levels of both gross and operating margins, the opening of new call centers in accordance with strategic plans and in a timely and economic manner consistent with existing capacity requirements, the ability of the Company to hire, train and retain a sufficient labor force of qualified personnel at competitive wage rates, the continued enhancement of telecommunication, computer and information technologies and operational and financial systems (including the successful and timely completion of the implementation and installation of the PRISM Project), the achievement by the Company and its suppliers and customers of Year 2000 compliance in a timely and cost efficient manner, the anticipated growth in industry trends towards outsourcing and cosourcing of telephone-based marketing and customer service operations (particularly in the telecommunications services and equipment, transportation, consumer products and food and beverage industries), increased utilization by certain clients of the Company and the utilization by additional clients of the Company of Precision Resolution, changes in competition and the forms of direct sales and marketing techniques, consumer interest in, and use of, the Company's clients' products and services, general economic conditions, costs of telephone services, financing and leasing of equipment, the adequacy of cash flows from operations and available financings to fund capital needs and future growth, changes in governmental rules and regulations applicable to the Company and other risks set forth in this report and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control; in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On or about February 18, 1998, a class action lawsuit, captioned NATHAN
S. DAVIS V. PRECISION RESPONSE CORPORATION; MARK J. GORDON; PAUL M. O'HARA; DAVID L. EPSTEIN; JAMES F. MURRAY; RICHARD D. MONDRE; BERNARD J. KOSAR, JR.; CHRISTIAN MUSTAD; NEIL A. NATKOW; GOLDMAN SACHS & CO.; DAIN BOSWORTH INC.; MERRILL LYNCH & CO.; AND FURMAN SELZ LLC (Case No. 98-0334 CIV - Middlebrooks), was filed in the United States District Court for the Southern District of Florida. The suit alleged that the defendants violated Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), by allegedly making misrepresentations and omissions of material facts in the prospectus prepared in connection with the second equity offering of 4,740,000 shares of Common Stock at an offering price of $35.125 per share completed on February 4, 1997 by the Company and certain selling shareholders. The suit also alleged that the individual defendants who were officers of the Company violated Section 15 of the Securities Act based on the same alleged conduct described above.

         After reviewing the Company's motions to dismiss and for the imposition of sanctions, the plaintiffs have decided to dismiss the case in its entirety and with prejudice. The Company and the other defendants have agreed that they will accept dismissal of the case with prejudice and will not seek the imposition of sanctions against the plaintiffs or their attorneys. An order of dismissal was signed August 10, 1998 in the United States District Court for the Southern District of Florida.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Sales of Unregistered Securities

         The Company did not issue or sell any unregistered securities during the quarter ended June 30, 1997, except as follows:

         (i) The Company repriced options to purchase 100,000 shares of Common Stock (the "Repriced Options") previously issued to an employee pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan (the "Incentive Stock Plan"). The exercise price of the Repriced Options was reduced from $17.625 per share to $8.00 per share. The Repriced Options are fully vested and are exercisable through May 4, 2007.

         (ii) The Company also granted an option to purchase 2,500 shares of Common Stock to each of three (3) non-employee directors pursuant to the terms of the 1996 Non-employee Director Stock Option Plan. Each option has an exercise price of $6.32 per share, a term of ten years from date of grant (June 12, 1998) and vests in equal annual installments over three years.

         The foregoing stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 12, 1998, the Company held its 1998 Annual Meeting of Shareholders (the "Annual Meeting").

(b) One matter voted on at the Annual Meeting was the election of all seven directors of the Company. The seven nominees, who were all existing directors of the Company and nominees of the Company's Board of Directors, were re-elected at the Annual Meeting as directors of the

         Company, receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

   NOMINEES FOR DIRECTORS               FOR ELECTION           ABSTENTIONS
-----------------------------     --------------------       ----------------

Mark J. Gordon                    20,028,682 (98.17%)         373,766 (1.83%)
David L. Epstein                  20,028,682 (98.17%)         373,766 (1.83%)
Richard D. Mondre                 20,028,682 (98.17%)         373,766 (1.83%)
Bernard J. Kosar, Jr.             20,028,682 (98.17%)         373,766 (1.83%)
Christian Mustad                  20,028,682 (98.17%)         373,766 (1.83%)
Neil A. Natkow                    20,028,682 (98.17%)         373,766 (1.83%)
Richard N. Krinzman               20,028,682 (98.17%)         373,766 (1.83%)

(c) The only other matter voted upon at the Annual Meeting was a proposal to approve an amendment to the Incentive Stock Plan increasing the number of shares of Common Stock reserved for issuance under the Incentive Stock Plan to 4,000,000 shares. The proposal, which was approved, received the votes of the holders of the number of shares of Common Stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

                                           VOTES                   PERCENTAGE
                                      -----------------          ---------------
                For                       15,339,965                  75.19%
                Against                    5,046,953                  24.74%
                Abstain                       15,530                    .07%

(d)      Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                        DESCRIPTION OF EXHIBIT
------------        --------------------------------------------------------------------------------

   10.1             Precision Response Corporation Amended and Restated 1996 Incentive Stock Plan
                    (as amended through June 12, 1998)

   10.2             Mortgage Loan Agreement dated as of May 29, 1998 between the Company and
                    NationsBank, N.A.

   10.3             Consolidated Renewal Promissory Note dated as of May 29, 1998 from the Company payable to the order of NationsBank, N.A.

   10.4             First Amendment to Mortgage Loan Agreement effective as of June 30, 1998 between the Company and NationsBank, N.A.

   10.5             First Amendment to Credit Agreement effective as of June 30, 1998 between the
                    Company and NationsBank, N.A.


  EXHIBIT
  NUMBER                                        DESCRIPTION OF EXHIBIT
------------        --------------------------------------------------------------------------------

   27.1              Financial Data Schedule (for SEC use only)

(b)    Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

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

                                     PRECISION RESPONSE CORPORATION
                                                (Registrant)

                                     By: /s/ Paul M. O'Hara
                                         -----------------------------------
                                         Paul M. O'Hara
                                         Senior Vice President - Finance
                                         and Chief Financial Officer

                                     By: /s/ Thomas F. Jennings, Jr.
                                         -----------------------------------
                                         Thomas F. Jennings, Jr.
                                         Vice President and Controller
                                        (Principal Accounting Officer)

Dated:  August 14, 1998