Form 10-Q
period 1998-09-30
PRECISION RESPONSE CORP
filed 1998-11-16
CIK 1013058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended SEPTEMBER 30, 1998


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


       For the transition period from ________________ to ________________


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


                                 (305) 816-4600
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         ON NOVEMBER 12, 1998, THE REGISTRANT HAD 21,549,000 OUTSTANDING SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

                                      INDEX


                                     PART I.

                                                                          PAGE(S)
                                                                          -------
ITEM NO.
--------
1.  FINANCIAL STATEMENTS

    Consolidated Balance Sheets -
         September 30, 1998 (Unaudited) and December 31, 1997 ........       3

    Consolidated Statements of Operations (Unaudited) -
         Three and Nine months ended September 30, 1998 and 1997 .....       4

    Consolidated Statements of Cash Flows (Unaudited) -
         Nine months ended September 30, 1998 and 1997 ...............       5

    Notes to Consolidated Financial Statements .......................      6-12

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ...................................     13-22


                                    PART II

1.  LEGAL PROCEEDINGS ................................................      23

2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ........................      23

6.  EXHIBITS AND REPORTS ON FORM 8-K .................................      24

    Signatures .......................................................      25



                         PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                SEPTEMBER 30,
                                                                    1998         DECEMBER 31,
                                                                (UNAUDITED)         1997
                                                                 ---------       ------------
ASSETS
Current assets:
    Cash and cash equivalents .............................      $   5,273       $  11,080
    Accounts receivable, net of allowances
        of $9,060 and $2,864, respectively ................         40,608          31,289
    Income taxes receivable ...............................            215           6,970
    Deferred income taxes .................................          2,796           2,796
    Prepaid expenses and other current assets .............          2,688           5,866
                                                                 ---------       ---------
            Total current assets ..........................         51,580          58,001
Property and equipment, net ...............................         64,109          63,301
Deferred income taxes .....................................         10,532           3,589
Other assets ..............................................          1,217           2,522
                                                                 ---------       ---------
            Total assets ..................................      $ 127,438       $ 127,413
                                                                 =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations ...........      $   2,498       $   2,393
    Accounts payable ......................................          8,275          13,725
    Restructuring accrual .................................          8,112           2,863
    Accrued compensation expenses .........................          4,605           5,101
    Other accrued expenses ................................         10,116           6,444
    Customer deposits .....................................          1,295           3,954
                                                                 ---------       ---------
            Total current liabilities .....................         34,901          34,480
Long-term obligations, less current maturities ............         14,395           3,493
                                                                 ---------       ---------
            Total liabilities .............................         49,296          37,973
                                                                 ---------       ---------

Commitments and contingencies .............................             --              --

Shareholders' equity:
    Common stock, $0.01 par value; 100,000,000 shares
        authorized; 21,549,000 and 21,542,000 issued
        and outstanding, respectively .....................            215             215
    Additional paid-in capital ............................         97,179          97,179
    Accumulated deficit ...................................        (19,252)         (7,846)
    Unearned compensation .................................             --            (108)
                                                                 ---------       ---------
            Total shareholders' equity ....................         78,142          89,440
                                                                 ---------       ---------
            Total liabilities and shareholders' equity ....      $ 127,438       $ 127,413
                                                                 =========       =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         PRECISION RESPONSE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                              FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                           -------------------------       -------------------------
                                                              1998           1997             1998            1997
                                                           ---------       ---------       ---------       ---------

REVENUES ............................................      $  44,978       $  32,002       $ 128,892       $ 105,980
                                                           ---------       ---------       ---------       ---------
OPERATING EXPENSES:
    Cost of services ................................         40,541          37,837         114,273          94,628
    Selling, general and administrative
       expenses .....................................         10,734          11,014          18,484          22,287
    Restructuring and asset impairment charges ......         13,583          11,591          13,583          11,591
                                                           ---------       ---------       ---------       ---------
            Total operating expenses ................         64,858          60,442         146,340         128,506
                                                           ---------       ---------       ---------       ---------
            Operating  loss .........................        (19,880)        (28,440)        (17,448)        (22,526)
OTHER INCOME (EXPENSE):
    Interest income .................................             44             162             196             859
    Interest expense ................................           (348)           (168)           (994)           (501)
                                                           ---------       ---------       ---------       ---------
     LOSS BEFORE INCOME TAX  BENEFIT ................        (20,184)        (28,446)        (18,246)        (22,168)
Income tax benefit ..................................         (7,580)        (11,378)         (6,844)         (8,867)
                                                           ---------       ---------       ---------       ---------
            NET LOSS ................................      $ (12,604)      $ (17,068)      $ (11,402)      $ (13,301)
                                                           =========       =========       =========       =========

NET LOSS PER COMMON SHARE
     Basic ..........................................      $   (0.58)      $   (0.79)      $   (0.53)      $   (0.62)
                                                           =========       =========       =========       =========
     Diluted ........................................      $   (0.58)      $   (0.79)      $   (0.53)      $   (0.62)
                                                           =========       =========       =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING
     Basic ..........................................         21,549          21,512          21,548          21,356
                                                           =========       =========       =========       =========
     Diluted ........................................         21,556          21,522          21,616          21,465
                                                           =========       =========       =========       =========








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                         -----------------------
                                                                                           1998            1997
                                                                                         --------       --------
Operating activities:
    Net loss ......................................................................      $(11,402)       $(13,301)

    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .............................................         9,702          8,301
        Provision for bad debts and sales allowances ..............................         6,720          3,558
        Amortization of unearned compensation .....................................           108            258
        Restructuring and asset impairment charges ................................        11,850          6,832
        Deferred income tax expense ...............................................        (6,943)        (5,640)
    Changes in operating assets and liabilities, excluding effects of acquisition:
        Accounts receivable .......................................................       (20,188)       (13,844)
        Income taxes receivable ...................................................         6,755         (8,046)
        Prepaid expenses and other current assets .................................         1,050         (3,070)
        Other assets ..............................................................          (682)          (640)
        Accounts payable ..........................................................        (4,748)        (5,880)
        Restructuring accrual .....................................................         5,249          4,759
        Accrued compensation expenses .............................................          (496)           350
        Income taxes payable ......................................................            --         (1,645)
        Other accrued expenses ....................................................         3,672          8,460
        Customer deposits .........................................................        (2,659)           833
                                                                                         --------       --------
            Net cash used in operating activities .................................        (2,012)       (18,715)
                                                                                         --------       --------

Investing activities:
    Cash acquired in acquisition, net of cash paid ................................            --            192
    Purchases of property and equipment ...........................................       (14,100)       (29,679)
                                                                                         --------       --------
            Net cash used in investing activities .................................       (14,100)       (29,487)
                                                                                         --------       --------

Financing activities:
    Net proceeds from revolving credit facility ...................................         8,300             --
    Proceeds from long-term obligations............................................         4,000             --
    Payments on long-term obligations .............................................        (1,995)        (1,948)
    Net proceeds from issuance of common stock ....................................            --         49,164
    Dividends paid ................................................................            --           (174)
                                                                                         --------       --------
            Net cash provided by financing activities .............................        10,305         47,042
                                                                                         --------       --------

Net  decrease  in cash and cash equivalents .......................................        (5,807)        (1,160)

Cash and cash equivalents at beginning of period ..................................        11,080          7,262
                                                                                         --------       --------
Cash and cash equivalents at end of period ........................................      $  5,273       $  6,102
                                                                                         ========       ========
Supplemental schedule of non-cash investing and financing activities:
        Installment loans and capital lease obligations ...........................      $     --       $  1,687
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

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim unaudited consolidated financial statements. The balance sheet at December 31, 1997 included herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of results that may be expected for the full fiscal years. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 filed with the SEC on March 31, 1998.

2.  PUBLIC OFFERING

         Effective January 29, 1997 (the actual closing date was February 4,
1997), the Company and certain selling shareholders completed an equity offering of 4,740,000 shares of the Company's common stock (the "Common Stock") at an offering price of $35.125 per share (the "Second Equity Offering"). Of the 4,740,000 shares of Common Stock, 1,500,000 shares were sold by the Company. Net proceeds to the Company from the Second Equity Offering in the amount of $49.2 million, after deducting $3.5 million in costs associated with the offering, were used for call center expansion, other capital expenditures necessary to support the Company's growth, working capital and other general corporate proposes.

3.  REVENUES

         Revenues for the three and nine months ended September 30, 1998 were comprised of the Company's traditional teleservicing, database marketing and management and fulfillment services. During the three and nine months ended September 30, 1997, $32.0 million and $96.2 million of revenues, respectively, were comprised of the Company's traditional teleservicing, database marketing and management and fulfillment services. Additional revenues of $9.8 million were generated during the nine months ended September 30 1997 from the transfer of teleservicing-based software applications. Such transfers of existing teleservicing-based software applications were made in lieu of developing new but functionally similar applications over time for these customers. These transfers produced substantially higher margins than would have been the case had the Company developed unique applications for these customers.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):


                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------------
                                                           1998                                     1997
                                          ----------------------------------       ----------------------------------
                                             NET                        PER          NET                         PER
                                            LOSS          SHARES       SHARE         LOSS          SHARES       SHARE
                                          --------       --------      -----       --------       --------      -----
BASIC EPS
    Loss to common shareholders           $(12,604)        21,549      $  (0.58)   $(17,068)        21,512      $  (0.79)


EFFECT OF DILUTIVE SECURITIES
    Stock options                               --              7         --             --             10           --
                                          --------       --------      --------    --------       --------      -------

DILUTED EPS
    Loss to common shareholders
        and assumed exercises             $(12,604)        21,556      $  (0.58)   $(17,068)        21,522      $  (0.79)
                                          ========       ========      ========    ========       ========      ========




                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                          ------------------------------------------------------------------------------
                                                           1998                                      1997
                                          -------------------------------------    -------------------------------------
                                             NET                          PER         NET                          PER
                                            LOSS          SHARES         SHARE       LOSS          SHARES         SHARE
                                          --------       --------      --------    --------       --------      --------
BASIC EPS
    Loss to common shareholders           $(11,402)        21,548      $  (0.53)   $(13,301)        21,356      $  (0.62)


EFFECT OF DILUTIVE SECURITIES
    Stock options                               --             68            --          --            109            --
                                          --------       --------      --------    --------       --------      --------

DILUTED EPS
    Loss to common shareholders
        and assumed exercises             $(11,402)        21,616      $  (0.53)   $(13,301)        21,465      $  (0.62)
                                          ========       ========      ========    ========       ========      ========


                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  PROPERTY AND EQUIPMENT

         Property and equipment is comprised of both owned property and property under capital leases, the details of which are set forth below (in thousands):

                                               SEPTEMBER 30, 1998                            DECEMBER 31, 1997
                                     --------------------------------------       --------------------------------------
                                      OWNED          LEASED         TOTAL           OWNED         LEASED          TOTAL
                                     --------       --------       --------       --------       --------       --------

Land .............................   $  1,057       $     --       $  1,057       $     --       $     --       $     --
Buildings and improvements........      4,878             --          4,878             --             --             --
Telecommunications
    equipment ....................     18,746          5,207         23,953         20,823          4,500         25,323
Computer equipment ...............     29,972          4,891         34,863         28,605          5,017         33,622
Leasehold improvements ...........      9,748             --          9,748         11,843             --         11,843
Furniture and fixtures ...........      7,981            218          8,199          7,706            242          7,948
Vehicles .........................        111             --            111            239             70            309
                                     --------       --------       --------       --------       --------       --------
                                       72,493         10,316         82,809         69,216          9,829         79,045
Development in process ...........      5,858             --          5,858            457             --            457
                                     --------       --------       --------       --------       --------       --------
                                       78,351         10,316         88,667         69,673          9,829         79,502
Accumulated depreciation
    and amortization .............    (20,670)        (3,888)       (24,558)       (13,631)        (2,570)       (16,201)
                                     --------       --------       --------       --------       --------       --------
                                     $ 57,681       $  6,428       $ 64,109       $ 56,042       $  7,259       $ 63,301
                                     ========       ========       ========       ========       ========       ========



         During the first quarter of 1998, the Company adopted Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). Under the provisions of SOP 98-1, the Company began capitalizing certain costs incurred in the enhancement of internal financial and operating systems associated with its initiative to implement an Enterprise Resource Planning solution, which the Company designated the PRISM Project. Costs incurred during the application development stage of the PRISM Project, consisting principally of software purchased from Oracle Corporation, outside consultant fees and, to a lessor extent, payroll and payroll-related costs for employees directly associated with the PRISM Project, were $5.5 million as of September 30, 1998 and are included in Development in Process in the above table.

         The PRISM Project will be implemented in phases with certain systems or modules becoming functional at different points in the project timeframe. The first modules of the PRISM Project are currently projected to be ready for use during the fourth quarter of 1998 with full implementation of all aspects of the PRISM Project expected by the third quarter of 1999. As each module of the PRISM Project is implemented, all associated capitalized costs will begin to be amortized on a straight-line basis over the module's estimated useful life.

         During 1998, the Company acquired a property (land and existing building) in Sunrise, Florida, which will be used as a possible location for new administrative offices or, should utilization levels warrant, as a new call center. See also Note 6 below.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  CREDIT FACILITY AND LONG-TERM DEBT

         On March 2, 1998, the Company entered into a new three-year, $25.0 million revolving credit facility (the "Credit Facility"), replacing its then existing $15.0 million revolving credit facility. The Company may borrow up to 80% of eligible accounts receivable. The Credit Facility is collateralized by all of the Company's owned and hereafter acquired assets. The Credit Facility accrues interest at the Company's option at (i) the greater of the prime rate or the federal funds rate plus .50% or (ii) the LIBOR rate plus a specified percentage (1.25% to 1.75%) based upon the ratio of funded debt to EBITDA. The Company pays a fee of between 0.1875% and 0.25% per annum on unused commitments under the Credit Facility based upon the ratio of funded debt to EBITDA. The Company is required, under the terms of the Credit Facility, to maintain certain financial covenants and ratios, including minimum tangible net worth and funded debt to EBITDA and funded debt to capitalization ratios, to limit capital expenditures and additional indebtedness and is restricted, among other things, with respect to the declaration and payment of dividends, redemption's and acquisitions. At September 30, 1998, the outstanding balance of the Credit Facility was $8.3 million ($0.6 million at 8.5% per annum and $7.7 million at 6.8% per annum) and is included in long-term obligations, less current maturities in the accompanying consolidated balance sheet. At September 30, 1998, the available balance under the terms of the Credit Facility was $16.7 million for which the applicable unused commitment fee was at the rate of 0.1875%.

     On May 29, 1998, the Company secured a mortgage with the lender on its Credit Facility to acquire a property (land and existing building) located in Sunrise, Florida. The Company had originally planned on securing a special leasing arrangement for this property as part of its call center development plans for 1997 and, to that end, expended approximately $2.1 million during 1997 for building improvements. However, the Company subsequently decided to acquire the property outright. The new mortgage loan was for $5.12 million, of which $4.0 million was advanced at closing. The remaining $1.12 million available under the new loan is subject to the Company's completion of future improvements to the property. The mortgage note accrues interest at the LIBOR rate plus 1.50%. which was 6.8% per annum at September 30, 1998. Principal payments are due quarterly based upon a 20-year amortization schedule, with a balloon payment due at maturity on June 1, 2005. The mortgage loan is cross-defaulted with and has terms substantially similar to the Credit Facility.

     Effective September 30, 1998, both the revolving credit agreement and mortgage loan agreement evidencing the Credit Facility and mortgage loan, respectively, were amended to modify two financial covenant and ratio definitions, the amount of the minimum tangible net worth and the fixed charge coverage ratio.

7.   RELATED PARTY TRANSACTIONS

     During the three and nine months ended September 30, 1998, the Company paid approximately $96,000 in fees to charter an aircraft in connection with business travel for the Company's personnel. The aircraft is owned by an entity of which the Company's Chairman of the Board is the sole shareholder. During the nine months ended September 30, 1997, the Company paid approximately $200,000 to this entity. None of those fees were incurred during the three months ended September 30, 1997.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   RESTRUCTURING AND OTHER NON-RECURRING SPECIAL CHARGES

     During the third quarter of 1998, the Company performed an extensive review of its operations and existing available workstation capacity. Such review focused on determining the needed workstation capacity appropriate and desirable in light of several factors. These factors included the requirements for servicing the Company's current, recently attained, and anticipated new clients; the Company's less than satisfactory operating results relative to a large incentive-based, outbound teleservices program; and, the Company's inability to recruit, train and maintain an employee base relative to available workstations in certain strained labor markets without paying premium wage rates not able to be supported by the operating margins being generated.

     As a result of this review, the Company initiated a restructuring and performance enhancing initiatives plan which centered on exiting the incentive-based outbound teleservicing program and making adjustments to certain call centers' workstation capacity. Additionally, the Company decided to replace certain existing software programs utilized in its call center operations with new state-of-the-art call center software reflective of advances in call center technology. The workstation capacity adjustments relate primarily to strained labor markets in two areas where the Company had available workstation capacity of approximately 900 workstations in each area. The Company will adjust the call center capacity in each of these two markets to approximately 500 workstations by reducing the size of its center in one of the markets and consolidating its two existing centers in the other market into a single center. In connection with the Company's decisions to exit the incentive based outbound teleservicing program and to make call center capacity adjustments, certain reductions in overhead and administrative headcount were also made.

     In adopting this plan, the Company recorded non-recurring restructuring and other special charges of $22.1 million before taxes with an after-tax impact of $13.8 million. This pre-tax amount is allocated as follows in the Consolidated Statements of Operations for the three and nine months ended September 30, 1998:
$13.6 million to Restructuring and Asset Impairment Charges (as further described in the next paragraph); $2.3 million to Cost of Services (of which $0.7 million represents cash items and $1.6 million represents non-cash items) related principally to the write-off of teleservicing software that the Company decided to replace with new state-of-the-art call center software; and $6.2 million to Selling, General and Administrative Expenses (of which $2.1 million represents cash items and $4.1 million represents non-cash items) principally for asset impairments of $4.1 million related to the plan to exit an incentive-based outbound teleservicing program, $1.5 million related to increases in the provisions for certain accrued liabilities, and $0.6 million related to severance and other employee costs incurred during the development of the performance enhancing initiatives plan. Of the total $8.5 million in Cost of Services and Selling, General and Administrative Expenses described above, $1.3 million had been funded during the third quarter of 1998 and the remaining $7.2 million was incurred and accrued at September 30, 1998. The Company initiated the restructuring and performance enhancing initiatives during the third quarter; however, no significant amount of implementation had been completed as of September 30, 1998. The Company expects to continue implementation in the fourth quarter and expects to be substantially completed during the second quarter of 1999. Implementation includes the relocation and consolidation of teleservicing programs to effectuate the closing of one call center and the reduction in size of another call center, the completion of implementation of the new state-of-the-art call center software, termination of designated employees, and exploration and realization of opportunities to divest unused facilities.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         Amounts included in Restructuring and Asset Impairment Charges in the Consolidated Statements of Operations for the three and nine months ended September 30, 1998 include cash items such as severance and other employee related costs of $1.1 million and lease and other facility exit costs associated with the reduction of workstation capacity of $6.1 million. These items are accrued as of September 30, 1998 as part of the restructuring accrual. Non-cash Restructuring and Asset Impairment Charges of $6.4 million are primarily related to the write-off of leasehold improvements and telephone and computer equipment associated with the reduction in workstation capacity.

         During the third quarter of 1997, the Company initiated an extensive and systematic review of its operations and cost structure in response to inefficiencies primarily resulting from the addition of capacity and infrastructure to accommodate a contract for its largest client that has been delayed indefinitely and an across-the-board price reduction imposed by this client. The review focused on reducing operating expenses, increasing customer service efficiencies and generally strengthening the Company's position to provide telephone-based customer service and marketing solutions on an outsourced and cosourced basis to large corporations.

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

         In adopting this plan, the Company recorded a non-recurring special charge of $26.2 million before taxes with an after-tax impact of $15.7 million. This amount is allocated as follows in the Consolidated Statements of Operations for the three and nine months ended September 30, 1997: $11.6 million to Restructuring and Asset Impairment Charges (as further described in the next paragraph); $7.8 million to Cost of Services (of which $6.6 million represented cash items and $1.2 million represented non-cash items) related principally to significant, non-capitalizable start-up and other costs incurred with expanding and improving the Company's ability to provide certain types of teleservicing and fulfillment services which it had previously been providing only on a limited basis (these costs primarily related to development of systems applications and training modules as well as actual employee training); and $6.8 million to Selling, General and Administrative Expenses (of which $6.7 million represented cash items and $0.1 million represented non-cash items) principally for non-recurring operating expenses including $4.8 million of costs associated with the development of the Company's restructuring and cost reduction initiatives, increases in the provisions for certain accrued liabilities totaling $1.9 million and various balance sheet write-offs totaling $0.1 million. Of the total $14.6 million in Cost of Services and Selling, General and Administrative Expenses described above, $5.3 million had been funded during the third quarter of 1997 and the remaining $9.3 million was incurred and accrued at September 30, 1997. The Company initiated the restructuring and cost savings initiatives during the third quarter; however, no significant amount of implementation had been completed as of September 30, 1997. Since September 30, 1997, the Company had terminated designated employees and reorganized its operational and administrative management structure in connection with the restructuring and cost savings plan. The Company also completed the relocation and consolidation of administrative office space into unused space at an existing facility. Additionally, the Company also continued its attempts to divest unused facilities.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


This included termination in February 1998, of a lease for an unused facility whose landlord is a corporation that is wholly owned by the Company's Chairman of the Board. In consideration of a termination payment of approximately $82,000, the landlord relieved the Company of its future lease commitments totaling approximately $161,000. The Company believes that the amount of the termination payment was no less favorable to it than could have been negotiated from an unaffiliated party. The Company's implementation throughout 1998 was substantially completed prior to the Company's initiation of additional restructuring and performance enhancing initiatives described above.


         Amounts included in Restructuring and Asset Impairment Charges in the Consolidated Statements of Operations for the three and nine months ended September 30, 1997 include cash items such as severance and other employee costs of $2.1 million and lease obligations and other exit costs associated with the consolidation of three administrative locations into an existing facility and the closing of one small, unused call center of $2.6 million. Non-cash Restructuring and Asset Impairment Charges of $6.9 million are primarily related to the write-off of leasehold improvements associated with the administrative facility consolidation and closing along with the cost to fully amortize redundant systems that are not deemed recoverable in light of the aforementioned changes with the Company's largest client.


         The following table sets forth the details and the activity in the restructuring accrual during the nine months ended September 30, 1998 (in thousands):

                                             ACCRUAL                                 ACCRUAL
                                            BALANCE AT                              BALANCE AT
                                           DECEMBER 31,                            SEPTEMBER 30,
                                              1997        ADDITIONS   EXPENDITURES      1998
                                           ------------   ---------   ------------ -------------

Severance and other employee
    Costs                                   $   482         1,057      $  (482)      $ 1,057
Closure and consolidation of
    facilities and related exit costs         2,381         6,075       (1,401)        7,055
                                            -------       -------      -------       -------

Total                                       $ 2,863         7,132      $(1,883)      $ 8,112
                                            =======       =======      =======       =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW AND BASIS OF PRESENTATION

         The Company currently offers its customers single source, integrated solutions for their teleservicing, database marketing and management and fulfillment needs. The Company's primary source of revenue is teleservicing activities which are comprised of both inbound (customer-initiated) and outbound (Company-initiated) calls. Teleservicing revenues are generally earned for providing services on a rate per hour basis. However, the Company also generates teleservicing revenues under incentive-based compensation agreements whereby the amount of revenue earned correlates to the achievement of established targets. The majority of teleservicing revenues are derived from inbound calls, which represented approximately 89% of teleservicing revenues and 75% of total revenues for the three months ended September 30, 1998 as compared to approximately 75% of teleservicing revenues and 56% of total revenues for the three months ended September 30, 1997. For the nine months ended September 30, 1998, teleservicing revenues derived from inbound calls represented approximately 84% of teleservicing revenues and 64% of total revenues as compared to approximately 80% of teleservicing revenues and 58% of total revenues for the same period of the prior year. Inbound teleservicing consists mostly of longer-term customer care and customer service programs, which tend to be more predictable. Outbound teleservicing and, in particular, incentive based outbound teleservicing, is driven by marketing programs which change frequently relative to inbound programs. As such, outbound teleservicing is subject to greater variation in operating results (see "Fluctuations in Quarterly Results" below).

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

RESULTS OF OPERATIONS

         During the third quarter of 1998, the Company performed an extensive review of its operations and existing available workstation capacity. Such review focused on determining the needed workstation capacity appropriate and desirable in light of several factors. These factors included the requirements for servicing the Company's current, recently attained, and anticipated new clients; the Company's less than satisfactory operating results relative to a large incentive-based, outbound teleservices program; and, the Company's inability to recruit, train and maintain an employee base relative to available workstations in certain strained labor markets without paying premium wage rates not able to be supported by the operating margins being generated.

         As a result of this review, the Company initiated a restructuring and performance enhancing initiatives plan designed to improve profit margins, reduce its cost structure and adjust its infrastructure to significantly improve efficiencies and performance in the utilization of its workstation capacity. The Company expects to realize $2.1 million in savings from the consolidation and reduction of call centers, $1.8 million in savings from a reduction in overhead and administrative headcount due to the workstation capacity adjustments and the exiting an incentive-based outbound program, $0.5 million in savings from the replacement of existing call center software with new state-of-the-art software and $0.2 million in other cost savings initiatives mainly related to termination of a facility maintenance contract. Therefore, once fully implemented, the cost reductions are expected to result in annual savings of approximately $4.6 million. The Company expects to begin to benefit from these cost savings beginning in the fourth quarter of 1998; however, the full impact of the cost savings initiatives will not be realized until all of these initiatives have been completed which is expected to be during of the second quarter of 1999.

         The Company's operating results for the three and nine months ended September 30, 1998 include the effects of a pre-tax non-recurring special charge of $22.1 million recorded in conjunction with the implementation of the restructuring and performance enhancing initiatives plan. Approximately $9.9 million, or 45%, of the charge is for cash items, of which $9.0 million is accrued at September 30, 1998. These cash items are primarily for lease and other facility exit costs and, to a lesser extent, for payment of severance and other employee related costs. The special charge to earnings is included in the following categories on the Consolidated Statements of Operations:

                                                                              AFTER-TAX
                                                         PRE-TAX DOLLAR       PER SHARE
                                                              AMOUNT          (DILUTED)
                                                          (IN MILLIONS)        AMOUNT
                                                         ---------------      ---------
          Restructuring and asset impairment
             charges .............................            $  13.6          $  (0.39)
          Cost of services .......................                2.3             (0.07)
          Selling, general and administrative
             expenses ............................                6.2             (0.18)
                                                              -------          --------
                  Total ..........................            $  22.1          $  (0.64)
                                                              =======          ========



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

         As a result of this review, the Company announced a major restructuring and cost reduction plan designed to reduce its cost structure and adjust its infrastructure to significantly improve operating efficiencies and performance as the Company shifted its customer base to a more diversified portfolio.

         The Company's operating results for the three and nine months ended September 30, 1997 include the effects of a pre-tax non-recurring special charge of $26.2 million recorded in conjunction with the implementation of the restructuring and cost reduction plan. Approximately 18% of the charge were cash items, of which the entire $4.7 million was accrued at September 30, 1997, primarily for payment of post-employment benefits and other employee related costs and lease and other facility exit costs. The special charge to earnings is included in the following categories on the Consolidated Statements of
Operations:

                                                                                 AFTER-TAX
                                                            PRE-TAX DOLLAR       PER SHARE
                                                                AMOUNT           (DILUTED)
                                                             (IN MILLIONS)        AMOUNT
                                                            --------------       --------

          Restructuring and asset impairment
             charges ...............................            $  11.6          $  (0.32)
          Cost of services .........................                7.8             (0.22)
          Selling, general and administrative
             expenses ..............................                6.8             (0.19)
                                                                -------          --------
                  Total ............................            $  26.2          $  (0.73)
                                                                =======          ========



         See Note 8 to Notes to Consolidated Financial Statements for further discussion of the restructuring and non-recurring special charges for the three and nine months ended September 30, 1998 and 1997.

         For purposes of comparative analysis, the following discussion related to the Company's results of operations, for the periods indicated, generally excludes the impact of the restructuring and non-recurring special charges aggregating $22.1 million in the three and nine months ended September 30, 1998 and $26.2 million in the three and nine months ended September 30, 1997.

REVENUES

         Revenues for the three and nine months ended September 30, 1998 were $45.0 million and $128.9 million, respectively, an increase of $13.0 million (40.6%) and $22.9 million (21.6%) over the comparable periods in the prior year. The principal components of revenues are teleservicing activities, including account services (representing 84.3% and 77.3% of revenues for the three and nine months ended September 30, 1998, respectively, and 78.4% and 74.8% of revenues for the three and nine months ended September 30, 1997, respectively), information services (representing 7.7% and 9.3% of revenues for the three and nine months ended September 30, 1998, respectively, and 11.8% and 20.3% of revenues for the three and nine months ended September 30, 1997, respectively) and fulfillment services (representing 8.0% and 13.4% of revenues for the three and nine months ended September 30, 1998, respectively, and 9.8% and 4.9% of revenues for the three and nine months ended September 30, 1997, respectively). The Company had approximately 4,500 workstations in operation as of both September 30, 1998 and 1997. As of September 30, 1998 and 1997, the Company was operating at approximately 75% and 52% of normal utilization of these workstations, respectively. In connection with its recently announced restructuring and performance enhancing initiatives plan, the Company plans to eliminate 800 workstations by the beginning of the second quarter of 1999. Although utilization will automatically increase with the reduction of workstations, the Company continues to attempt to accelerate the award of additional work from existing clients and pursue new client opportunities in order to improve the utilization of these workstations for the remainder of 1998.

         During the three months ended September 30, 1998, the Company generated several new client opportunities. The Company commenced both customer care services and use of its proprietary, automated error resolution system, Precision Resolution, for a large east coast-based utility company. The Company also began a database, telemarketing and fulfillment services program targeting information technology professionals for an international manufacturer and provider of computer products and services.

         Teleservicing activities, including account services, accounted for the majority of the revenue growth during both the three and nine months ended September 30, 1998. Revenues from teleservicing activities for the three and nine months ended September 30, 1998 were $37.9 million and $99.6 million, respectively, an increase of $14.0 million (58.6%) and $20.4 million (25.8%) over the comparable periods in the prior year. Major factors contributing to the increase in teleservicing revenues were the addition of several new programs for existing clients as well as the addition of new clients, principally in the utility, computer products and services and financial services industries. Overall, new client business accounted for $4.8 million, or 10.7%, of total revenues for the three months ended September 30, 1998 and $25.2, or 19.6%, of total revenues for the nine months ended September 30, 1998. Revenues from the Company's largest client accounted for 44.7% of total revenues for the nine months ended September 30, 1998 up from 41.2% for the first nine months of 1997. Generally, teleservicing revenues are earned on a rate per hour basis. However, during the three and nine months ended September 30, 1998, approximately 3.8% and 14.2% of total revenues were earned under incentive-based compensation agreements, respectively.

         Revenues from information services for the three and nine months ended September 30, 1998 were $3.5 million and $12.0 million, respectively, a decrease of $0.1 million (3.1%) and $ 9.5 million (44.2%) over the comparable periods in the prior year. The decrease for the nine months ended September 30, 1998 was primarily attributable to the transfers of teleservicing-based application software totaling $9.8 million for the nine months ended September 30, 1997, compared with no such transfers for the comparable periods of 1998. Such transfers produce substantially higher margins than other information services (which involve the development of unique, individual customer-based applications). The Company continues to make available such teleservicing-based application software for transfer to those clients that prefer to cosource with the Company. However, there is no assurance that any clients will desire to cosource. Due to the substantially higher margins on these transfers, the Company's operating results can be significantly impacted based upon the Company effecting these transactions in any period.

         Revenues from fulfillment services for the three and nine months ended September 30, 1998 were $3.6 million and $17.3 million, respectively, a decrease of $0.9 million (20.7%) and an increase of $12.0 million (227.8%) over the comparable periods in the prior year. The decrease for the three months ended September 30, 1998 is reflective of the reduction and eventual termination of fulfillment services provided in connection with incentive-based teleservicing services provided to a client in the telecommunications service and equipment industries.

COST OF SERVICES

         Cost of services generally include all direct and some indirect costs incurred in connection with the Company's revenue-producing departments, including, but not limited to, labor, telephone expenses directly related to revenue-generating activities, equipment under operating leases used in the call centers and fulfillment facility, direct overhead for all such operational facilities, such as rent, security and insurance, and depreciation and amortization of property and equipment used in operations. Cost of services, excluding the impact of the restructuring and non-recurring special charges, increased by $8.2 million (27.2%) and $25.1 million (29.0%) for the three and nine months ended September 30, 1998, respectively, as compared to the same period of the prior year, principally as a result of the growth in operations.

         Excluding the impact of restructuring and non-recurring special charges, the decrease in cost of services, as a percentage of revenues, from 93.9% for the three months ended September 30, 1997 to 84.9% for the three months ended September 30, 1998 is due to growth in revenue and reduced cost relative to newly negotiated prices with the Company's primary telecom vendor. However, cost of services, excluding the impact of restructuring and non-recurring special charges, increased from 81.9% for the nine months ended September 30, 1997 to 86.8% for the nine months ended September 30, 1998. The increase was primarily attributable to the Company's expansion of its infrastructure in 1997 and the resultant excess capacity together with lower than expected yield on incentive based programs and higher wage rates paid in call centers in strained labor markets. Approximately 1,280 workstations were added in two call centers opened during the first six months of 1997. The opening of these new call centers, and the related increase in workstation capacity, was carried out primarily in anticipation of providing increased services to the Company's largest client. This increase in services did not materialize leaving the Company with excess capacity and a higher than desired fixed cost structure. Additionally, the Company's largest client instituted an across-the-board price reduction in the third quarter of 1997.


         Continued improvement in the utilization of workstation capacity is a key component that is expected to enable the Company to reduce cost of services as a percentage of revenue and achieve its gross margin percentage targets in the future. As of September 30, 1998 and 1997, the Company was operating at approximately 75% and 52% of normal utilization of workstations, respectively. In connection with the Company's restructuring and performance enhancing initiatives plan, the Company plans to eliminate approximately 800 workstations by the beginning of the second quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") generally include the costs of central services the Company provides to support and manage its operations, including senior management, sales and marketing, human resources, as well as finance and accounting functions. SG&A, excluding the impact of the restructuring and non-recurring special charges, increased $0.3 million (7.5%) and decreased $3.2 million (20.7%) for the three and nine months ended September 30, 1998, respectively, as compared to the same period of the prior year. The increase for the three months ended September 30, 1998 as compared to the same period of the prior year, was due to the growth in revenue. The decrease for the nine months ended September 30, 1998 as compared to the same period of the prior year is indicative of the Company's successful implementation of its cost cutting initiatives associated with the restructuring plan announced in the third quarter of 1997 along with management's efforts to postpone, or temporarily reduce, non-revenue producing expenditures, whenever possible. While certain of these cost cutting initiatives should continue to benefit future periods, the Company does not expect that it can continue postponement and reduction of such non-revenue producing expenditures in future periods.

         As a percentage of revenues, excluding the impact of restructuring and non-recurring charges, SG&A decreased from 13.2% for the three months ended September 30, 1997 to 10.1% for the three months ended September 30, 1998 and from 14.6% for the nine months ended September 30, 1997 to 9.5% for the nine months ended September 30, 1998. This decrease is a result of increased revenues during the three and nine months ended September 30, 1998 coupled with the cost cutting initiatives and the postponement or reduction of expenditures.

INTEREST, NET

         Interest expense, net of interest income, was $304,000 and $798,000 for the three and nine months ended September 30, 1998, respectively, as compared to net interest expense of $6,000 for the three months ended September 30, 1997, and net interest income of $358,000 for the nine months ended September 30, 1997. During the three and nine months ended September 30, 1997, the Company generated interest income from the investment of a portion of the net proceeds from the Second Equity Offering, while during comparable periods of 1998, the Company incurred interest charges from borrowings on its Credit Facility.

INCOME TAXES


         The Company had a deferred tax asset of $13.3 million at September 30, 1998. Management believes that the Company will generate sufficient taxable income in the future such that it is more likely than not that this deferred tax asset will be realized.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

         For the three months ended September 30, 1998, excluding the impact of the restructuring and non-recurring special charges, net income was $1.2 million compared to a net loss of $1.4 million for the comparable period of 1997. Excluding the impact of the restructuring and non-recurring special charges, net income per share was $0.06 for the three months ended September 30, 1998 compared to a net loss per share of $(0.06) for the comparable period of 1997. After giving effect to the impact of the restructuring and non-recurring special charges, for the three months ended September 30, 1998, net loss was $12.6 million compared to net loss of $17.0 million for the comparable period of 1997 and net loss per share for the three months ended September 30, 1998 and 1997 was $(0.58) and $(0.79), respectively.

         For the nine months ended September 30, 1998, excluding the impact of the restructuring and non-recurring special charges, net income was $2.4 million compared to net income of $2.4 million for the comparable period of 1997. Excluding the impact of the restructuring and non-recurring special charges, net income per share was $0.11 for the nine months ended September 30, 1998 compared to net income per share of $0.11 for the comparable period of 1997. After giving effect to the impact of the restructuring and non-recurring special charges, for the nine months ended September 30, 1998, net loss was $11.4 million compared to net loss of $13.3 million for the comparable period of 1997 and net loss per share for the nine months ended September 30, 1998 and 1997 was $(0.53) and $(0.62), respectively.


LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1998 and 1997, the Company funded its operations and capital expenditures primarily through cash flows from operations, bank borrowings and capital lease financing. During the first nine months of 1997, the Company obtained additional liquidity from the net proceeds of the Second Equity Offering.

         On March 2, 1998, the Company entered into a new three-year, $25.0 million revolving credit facility (the "Credit Facility"), replacing its then existing $15.0 million revolving credit facility. The Company may borrow up to 80% of eligible accounts receivable. The Credit Facility is collateralized by all the Company's owned and hereafter acquired assets. The Credit Facility accrues interest at the Company's option at (i) the greater of the prime rate or the federal funds rate plus .50% or (ii) the LIBOR rate plus a specified percentage (1.25% to 1.75%) based upon the ratio of funded debt to EBITDA. The Company pays a fee of between 0.1875% and 0.25% per annum on unused commitments under the Credit Facility based upon the ratio of funded debt to EBITDA. The Company is required, under the terms of the Credit Facility, to maintain certain financial covenants and ratios, including minimum tangible net worth and funded debt to EBITDA and funded debt to capitalization ratios, to limit capital expenditures and additional indebtedness and is restricted, among other things, with respect to the declaration and payment of dividends, redemption's and acquisitions. At September 30, 1998, the outstanding balance of the Credit Facility was $8.3 million ($0.6 million at 8.5% per annum and $7.7 million at 6.8% per annum).

         On May 29, 1998, the Company secured a mortgage with the lender on its Credit Facility to acquire a property (land and existing building) located in Sunrise, Florida. The Company had originally planned on securing a special leasing arrangement for this property as part of its call center development plans for 1997 and, to that end, expended approximately $2.0 million during 1997 for building improvements. However, the Company subsequently decided to acquire the property outright. The new mortgage loan was for $5.12 million, of which $4.0 million was advanced at closing. The remaining $1.12 million available under the new loan is subject to the Company's completion of future improvements to the property. The mortgage note accrues interest at the LIBOR rate plus 1.50% which was 6.8% per annum at September 30, 1998. Principal payments are due quarterly based upon a 20-year amortization schedule, with a balloon payment due at maturity on June 1, 2005. The mortgage loan is cross-defaulted with and has terms substantially similar to the Credit Facility.

         Effective September 30, 1998, both the revolving credit agreement and mortgage loan agreement evidencing the Credit Facility and mortgage loan agreement, respectively, were amended to modify two financial covenant and ratio definitions, the amount of the minimum tangible net worth and the fixed charge coverage ratio.

         At September 30, 1998, the Company had cash and cash equivalents of $5.3 and total long-term obligations of $16.9 million. Net cash used in operating activities during the first nine months of 1998 was $2.0 million compared with $18.7 million for the same period in 1997. This $16.7 million year-over-year decrease in cash used in operating activities was attributable to the Company's receipt of income tax refunds and the increase in net income after non-cash charges (depreciation and amortization, provision for bad debts and sales allowances and restructuring and asset impairment charges) off-set by the Company's investment in working capital items.

         Net cash used in investing activities was $14.1 million and $29.5 million for the nine months ended September 30, 1998 and 1997, respectively. Investing activities for the nine months ended September 30, 1997 were principally for capital expenditures associated with the increase of 1,280 workstations during the first half of 1997. Although the Company changed the composition of its call centers during 1997 as part of its restructuring plan announced in the third quarter of 1997, as of both September 30, 1998 and 1997, workstation capacity was approximately 4,500 workstations. However, in connection with its recently announced restructuring and performance enhancing initiatives plan, the Company has accrued for the costs of eliminating 800 workstations by the beginning of the second quarter in 1999.

         Capital expenditures, including the capitalized value of property and equipment, decreased from $31.4 million for the nine months ended September
30, 1997 to $14.1 million for the same period of the current year. Capital expenditures for the nine months ended September 30, 1997 were primarily for telecommunications and computer equipment principally associated with the increased workstation capacity at the time. As discussed above, the Company is currently in a situation of excess capacity and, therefore, absent the award of any significant new business, has no immediate plans for call center/workstation expansion. However, the Company had previously committed to a new call center facility in Sunrise, Florida, which it acquired and for which it secured a mortgage during the second quarter of 1998 (see above). As a result, the Company now owns land and a building with a fair market value of approximately $5.0 million. The Company intends to maintain this property as a possible location for new administrative offices or, should utilization levels warrant, as a new call center. Additional capital expenditures for the first nine months of 1998 relate primarily to the completion of the relocation and consolidation of administrative office space into unused space in an existing facility and costs incurred for the PRISM Project.

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

         Net cash provided by financing activities was $10.3 million and $47.0 million for the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1997, the Company raised additional capital from the Second Equity Offering and used a portion of the net proceeds provided by such offering principally to fund workstation capacity growth. Financing activities for the first nine months of 1998 are principally comprised of net borrowings under the Company's new credit facility and proceeds from the mortgage loan for the Sunrise, Florida property (see above).

         The Company believes that funds generated from operations, available borrowings under the Credit Facility, and the mortgage on the Sunrise, Florida property described above will be sufficient to finance its planned capital expenditures for 1998. The Company's long-term capital requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long term, the Company would need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

YEAR 2000 ISSUE

         The Year 2000 issue affects the Company's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000 and years thereafter. Because many computers and computer applications define dates by the last two digits of the year, "00" or other two-digit dates after the year 2000 may not be properly identified as the year 2000 or the appropriate later year, but rather the year 1900 or a year between 1901 and 1999 (as the case may be). This error could result in miscalculations or system or equipment failures.

         After completing an assessment of each of its operations and their Year 2000 readiness, the Company believes that appropriate actions are being taken, and expects to complete its overall Year 2000 remediation prior to any anticipated impact on its operations. The Company believes that, with modifications by the third quarter of 1999 or routine maintenance to existing hardware and software and conversions to new systems, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications, maintenance and conversions are not made, or not completed timely, the Year 2000 issue could have a material adverse impact on the operations and financial condition of the Company.

         The Company, pursuant to the PRISM Project which was undertaken by the Company for reasons unrelated to any Year 2000 issues, has expended approximately $6.1 million of the estimated $11.0 million to $13.0 million required to upgrade and enhance its internal financial and administrative systems. An ancillary benefit of the PRISM Project is that the resulting systems will be Year 2000 compliant with full implementation of all aspects of the PRISM Project expected by the third quarter of 1999. Based upon its most recent assessment, the Company has determined that the incremental cost of insuring that its remaining computer systems are Year 2000 compliant is not expected to be material. Through September 30, 1998, the Company, exclusive of the PRISM Project, has spent approximately $100,000 on the Year 2000 issue. A portion of the costs described herein have been, and will continue to be, charged to earnings as incurred based upon the provisions of SOP 98-1 (see Note 5 of the Notes to Consolidated Financial Statements).

         Since the Year 2000 issue may also affect the systems and applications of the Company's customers or suppliers, the Company has initiated formal communications with its customers and suppliers to determine their overall Year 2000 readiness and the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. As part of its overall communication process, the Company has mailed letters to all of its customers and suppliers in an effort to receive the appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Based upon the responses received from its customers and suppliers, the Company will then determine if further assurances are necessary or if the Company needs to take further action, including the incurrence of additional costs and or, the creation of a contingency plan with regard to any customer or supplier that the Company believes may not be Year 2000 compliant. Although the Company currently does not anticipate any material adverse impact on its operations as a result of Year 2000 issues of its customers or suppliers, no assurance can be given that the failure by one or more of its major suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations, particularly since the Company is still awaiting responses from most of such major suppliers and customers. The Company has not undertaken analysis of (nor does it currently intend to analyze) the effect of worst case Year 2000 on the Company's business, operations or financial condition and, accordingly, the Company has not yet developed a contingency plan; however, the Company does intend to make a determination as to the nature and scope of its contingency plan, if required, after its evaluation of all of its customers' and suppliers' responses to the Company-initiated communications described herein.

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

         FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipated," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation, development and implementation of new client relationships and programs, the maintenance and expansion of existing client relationships and programs (particularly since the Company's agreements with its clients generally do not assure the Company will generate a specific level of revenue, do not designate the Company as the exclusive service provider and are terminable on short notice), the successful marketing of the Company's information-and teleservicing-based application software, the effective implementation of the Company's restructuring and performance enhancing initiatives plan, the achievement of satisfactory levels of both gross and operating margins, the opening of new call centers in accordance with strategic plans and in a timely and economic manner consistent with existing capacity requirements, the ability of the company to hire, train and retain a sufficient labor force of qualified personnel at competitive wage rates, the continued enhancement of telecommunications, computer and information technologies and operational and financial systems (including the successful and timely completion of the implementation and installation of the PRISM Project), the achievement by the Company and its suppliers and customers of Year 2000 compliance in a timely and cost efficient manner, the anticipated growth in industry trends towards outsourcing and cosourcing of telephone-based marketing and customer service operations (particularly in the telecommunications services and equipment, transportation, financial services, utility, consumer products and food and beverage industries), increased utilization by certain clients of the Company and the utilization by additional clients of the Company of Precision Resolution, changes in competition and the forms of direct sales and marketing techniques, consumer interest in, and use of, the Company's clients' products and services, general economic conditions, costs of telephone services, financing and leasing of equipment, the adequacy of cash flows from operations and available financing to fund capital needs and future growth, changes in governmental rules and regulations applicable to the Company and other risks set forth in this report and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control; in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         On or about August 26, 1998 a lawsuit, captioned HENRY E. FREEMAN and FREEMAN INDUSTRIAL ENTERPRISES CORPORATION V. PRECISION RESPONSE CORPORATION, Mark Gordon, David L. Epstein and Richard Mondre (Case No. 398-CV-1895-DJS (D.
Conn)) was filed in the Superior Court of the Judicial District of Stanford/Norwalk in the state of Connecticut, which lawsuit has since been removed by the Company to the Federal District Court in Connecticut. This lawsuit alleges that the Company breached its contracts with the plaintiffs by allegedly failing to pay all commissions relating to certain clients whom the plaintiffs allegedly claim they procured for the Company. Plaintiffs further allegations charge the Company and the individual defendants with breach of fiduciary duty, breach of covenant of good faith and fair dealing, civil conspiracy, fraud/fraud in the inducement, intentional infliction of emotional distress and violations of the Connecticut Unfair Trade Practices Act. The plaintiffs seek actual, compensatory and punitive damages, declaratory judgement that certain contracts entered into in 1996 are invalid due to undue influence exercised upon Plaintiffs or, in the alternative, recission of such contracts and accounting and interest costs and attorney's fees. The Company believes the Plaintiffs' allegations are totally without merit and intends to contest the lawsuit vigorously.



ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Sales of Unregistered Securities

         The Company did not issue or sell any unregistered securities during the quarter ended September 30, 1998, except that the Company granted options to purchase 90,000 shares of Common Stock to two employees pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan. The exercise price of the options is $4.69 per share. These options have a term of seven years and vest at a rate of 33 1/3% per year.

         The foregoing stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits


                                INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                             DESCRIPTION OF EXHIBIT
--------------       ---------------------------------------------------------
   10.1              Employment Agreement dated as of August 4, 1998 between
                     the Company and Robert Tenzer.

   10.2 Employment Agreement dated as of October 6, 1998 between the Company and James R. Weber.

   10.3 Second Amendment to Revolving Credit Agreement effective as of September 30, 1998 between the Company and NationsBank, N.A.

   10.4 Second Amendment to Mortgage Loan Agreement effective as of September 30, 1998 between the Company and NationsBank, N.A.

   27.1              Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K


         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRECISION RESPONSE CORPORATION
                                                 (Registrant)

                                       By: /s/ Paul M. O'Hara
                                           ----------------------------------
                                           Paul M. O'Hara
                                           Executive Vice President - Finance
                                           and Chief Financial Officer



                                       By: /s/ Thomas F. Jennings, Jr.
                                           ----------------------------------
                                           Thomas F. Jennings, Jr.
                                           Vice President and Controller
                                           (Principal Accounting Officer)

Dated:  November 16, 1998