Form 10-K405
period 1998-12-31
PRECISION RESPONSE CORP
filed 1999-03-31
CIK 1013058

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-K

      [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1998

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

           For the transition period from             to

                        Commission file number: 0-20941

                         PRECISION RESPONSE CORPORATION
             (Exact name of Registrant as specified in its charter)

                       FLORIDA
           (State or other jurisdiction of                                  59-2194806
           incorporation or organization)                      (I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     ON MARCH 22, 1999, THE REGISTRANT HAD 21,549,000 OUTSTANDING SHARES OF COMMON STOCK, $0.01 PAR VALUE, AND BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S COMMON STOCK ON THE NASDAQ NATIONAL MARKET ON SUCH DATE, THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $42,216,750.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                    PART I.

  ITEM NO.                                                                  PAGE
------------                                                                ----
   1.         Business....................................................    3
   2.         Properties..................................................   12
   3.         Legal Proceedings...........................................   13
   4.         Submission of Matters to a Vote of Security-Holders.........   13

PART II.
   5.         Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................   14
   6.         Selected Financial Data.....................................   16
   7.         Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   18
   7A.        Quantitative and Qualitative Disclosures About Market
              Risk........................................................   31
   8.         Financial Statements and Supplementary Data.................   31
   9.         Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure....................................   31

PART III.
   10.        Directors and Executive Officers of the Registrant..........   31
   11.        Executive Compensation......................................   32
   12.        Security Ownership of Certain Beneficial Owners and
              Management..................................................   32
   13.        Certain Relationships and Related Transactions..............   32

PART IV.
   14.        Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   32

                                    PART I.

ITEM 1. BUSINESS

GENERAL

     Precision Response Corporation ("PRC" or the "Company") was incorporated in the state of Florida in 1982 as a fulfillment company and is currently a leading full-service provider of telephone-based customer service and marketing solutions on an outsourced and cosourced basis to large corporations. Through the integration of its teleservicing, Internet, database marketing and management, and fulfillment capabilities, the Company is able to provide a "one-stop" solution to meet its clients' needs. The Company believes that its one-stop approach, combined with its sophisticated use of advanced technology, provides a distinct competitive advantage in attracting clients seeking to cost-effectively contact or service prospective and/or existing customers.

     The Company is focused on attracting large corporate clients that have significant customer service needs including database design and management, substantial ongoing teleservicing, and electronic data processing. Typically, the Company's customer care associates are dedicated to a specific PRC client. The Company believes that the inbound (customer-initiated) segment of the customer care industry possesses the greatest long-term growth potential and is, therefore, concentrating its efforts primarily on that industry niche. The Company's teleservicing activities principally involve inbound calls. In most cases, outbound (PRC-initiated) calls are made to existing customers of a PRC client or to respond to customer-initiated inquiries. In 1998, 86% of the Company's revenues from teleservicing activities related to inbound calls.

     During 1998, the Company began strategic initiatives to capitalize on the extraordinary growth of Internet commerce by integrating Internet technologies with current PRC products and services to, in effect, create multimedia "customer interaction centers." PRC's technology, when fully implemented, will allow its customer care associates to interact on a real-time basis with a customer through voice or written transmissions via conventional telephone or over the Internet, facsimile, e-mail and Worldwide Web or "text chat" sessions. The Company's new and enhanced products and services which are being designed to support Internet commerce and communications are a natural extension to the Company's current teleservicing, database marketing and management and fulfillment services. Assisting clients to improve the utility of Web-based and e-mail commerce applications is a major business opportunity for the Company.

RECENT DEVELOPMENTS

     On February 25, 1999, the Company announced the launch of a new corporate division, prcnetcare.com, Inc. ("prcnetcare.com"), to capitalize on the expected customer service opportunities related to the extraordinary growth of Internet commerce. The division is dedicated to offering a variety of interactive customer service communications, e-commerce and Internet customer care support. The formation of prcnetcare.com and a currently projected total capital commitment in excess of $6.0 million are key steps in the Company's continued efforts to leverage its sophisticated technology capabilities and experience in the teleservice customer care industry into a leadership position in Internet-based customer service.

     The division's Internet product offerings include InfiniteAccess and Precision Resolution, both of which have been in development for over a year. These offerings are significant enhancements to and expand upon certain Internet services already being provided by the Company to several large corporations.

     INFINITEACCESS products integrate clients' Internet-based customer care and commerce activities with the Company's existing teleservicing, database marketing and management and fulfillment services thereby, in effect, transforming the Company's call centers into multimedia customer interaction centers. Specifically, the Company is developing and will offer during 1999, the following InfiniteAccess products and services:

        PRC SMART MAIL is an electronic messaging service which reduces the cost and time of processing large volumes of e-mail by providing automated answers and interactive assistance.

        PRC WEB ON-LINE is a Web collaborative service which enables customer care associates to simultaneously interact with clients' customers over the telephone and the Web. This product complements Web-based self-service aids by providing live associate assistance designed to answer questions asked by customers or business partners. This service will also provide "text chat" capabilities which enable interaction between customer care associates and customers.

        PRC INTERNET FULFILLMENT SERVICE provides e-mail and Web-based fulfillment processes to service Internet commerce transactions or requests for information such as brochures and other documents.

        PRC HOST is a Web application hosting service and Web information service which enables clients to conduct Web-based commerce without the expenditure to establish and support Internet commerce technology infrastructure and provides clients with Internet-related information and reports about their business performance, including sales performance, customer feedback and market analyses.

     PRECISION RESOLUTION provides clients with solutions for record standardization and error resolution for information transferred electronically or over the Internet that functions on an automated, real-time basis. This allows PRC to dynamically manage the people processes and workflow of highly transactional databases. This system provides greater control, increased productivity, enhanced quality, improved efficiency, reduced cycle times and streamlined processes to users. During 1998 the product was enhanced to allow Web-based transaction processing.

     In addition to these product offerings, the Company has invested in a state-of-the-art Internet protocol network and has formed key business relationships with Lucent Technologies, Oracle Corporation, Sun Micro Systems and Cisco, Inc. to develop future enhancements to its products.

INDUSTRY OVERVIEW

     The traditional telephone-based customer service and marketing industry is growing rapidly and quickly changing as multiple communication channels, such as fax, e-mail and the Internet, are now available to customers. Today customers are accessing information through these alternative methods as well as by the telephone. Direct contact with customers via the telephone and electronically is increasing as more companies realize its benefits, including high response rates, low cost per transaction and direct interaction with customers, which allow on-line access to detailed customer or product information and immediate response to customer inquiries. The growth of the Internet has created an expanded means of providing customer service, in addition to the telephone which remains the principal means in the industry of providing customer care.

     The Company expects that large companies increasingly will outsource their customer care activities in order to focus internal resources on their core competencies and to improve the quality and cost-effectiveness of their customer service and marketing efforts by using the experience and specialized capabilities of larger-scale teleservices and Internet-based customer care, marketing and management providers. The Company also believes that organizations with superior customer service and sophisticated advanced technology, such as PRC, will particularly benefit from this outsourcing trend.

     PRC believes that the long-term outlook for outsourcing customer service and marketing is favorable. Along with an increase in traditional teleservicing customer care, research indicates an expected 230% cumulative annual growth rate in the number of on-line transactions over the next four years. The Company sees customer care over the Internet as the next major trend in the industry.

BUSINESS STRATEGY

     PRC's objective is to become the premier provider of interactive customer communications between large corporations and their existing and prospective customers. The Company's strategy for achieving this objective is to offer its clients high-quality, fully integrated services that are customized to address each client's unique needs and to improve the quality and cost-effectiveness of the client's customer service and marketing operations. The Company seeks to implement this strategy through the following:

  "One-Stop" Solutions Through Fully Integrated Services

     The Company's current integration of teleservices, information marketing and management and fulfillment services as part of a one-stop solution provides a cost-effective and efficient method for its clients to manage their growing customer service and marketing needs. In addition, the Company is in the process of integrating Internet communications as yet another part of the one-stop solution. The Company is typically involved in all stages of formulating, designing and implementing its clients' customer service and marketing programs. PRC believes that this solution-oriented, value-added approach to addressing its clients' needs distinguishes PRC from its competitors and plays a vital role in the Company's ability to attract and retain clients.

  Information Services Capabilities

     Through the efforts of its information services and Internet application groups, the Company is able to rapidly design, develop and implement application software for each client's unique customer service and marketing programs. PRC offers a wide array of services, including formulating, designing and customizing teleservicing and electronic applications, programming, and demographic and psychographic profiling. The information services group also integrates the Company's centrally managed wide area network with the client's management information systems, thereby enabling clients to access real-time program information and obtain comprehensive trend analyses. As the needs of a client evolve, PRC's information systems specialists work with the client to modify their programs. The Company believes that the services provided by its information systems specialists attract clients with long-term, complex customer service and marketing needs.

  Advanced Technology

     The Company's sophisticated use of advanced technology enables it to develop and deliver solutions to its clients' complex customer service and marketing needs. PRC has developed a specialized component-based software development strategy with related proprietary products for its traditional teleservicing and fulfillment services. PRC has also developed InfiniteAccess, PRC On-Line, Precision Resolution and other specialized software which cost-effectively utilize the Company's hardware capabilities. PRC's component-based software approach allows the Company's information services group to build and to test customer interaction center applications much more quickly than with conventional approaches. As a result, clients receive a customer interaction center solution of superior quality. See "Operations Overview -- Operations" and "Technology" below.

  Long-Term Client Relationships

     The Company seeks to develop long-term client relationships by becoming an integral part of its clients' overall customer service and marketing efforts. Dedicated client commitment teams, headed by a general manager and comprised of representatives of the teleservices, Internet application, information services and fulfillment operating groups, are assigned to and work closely with each client to formulate, design, implement, and operate the client's program throughout its term. In addition, the Company's customer care associates typically are trained for and dedicated to only one client's program. This close working relationship and continuity of personnel positions PRC as a strategic partner with its clients.

  Strong Commitment to Quality

     PRC strives to achieve the highest quality standards in the industry. As of March 9, 1999, approximately 98% of PRC's customer care associates are full-time which the Company believes results in greater stability and quality in its workforce. The Company has a rigorous screening process for new hires. All new associates participate in extensive classroom and on-the-job training programs lasting up to five weeks. After training, each associate's performance is monitored regularly through on-site supervision, remote and on-site call monitoring, and on-line performance tracking. The Company's client commitment team ensures that the Company fulfills its commitments in connection with each client program in a timely manner. Because PRC's services involve direct contact with its clients' customers, the Company's commitment to quality is critical to its ability to attract and retain clients.

OPERATIONS OVERVIEW

     PRC's operations are organized to effectively provide one-stop solutions for its clients' customer service and marketing needs.

     Management of Clients Through General Managers Teams. Each client program is managed by a general manager who is dedicated to a single or a small group of clients and is the sole point of contact for all matters related to the client's program. The general manager's responsibility includes full operational, financial and client relations functions. The general manager assembles a client commitment team consisting of members from the teleservices, Internet application, information services and fulfillment operating groups, which is assigned responsibility for that program. This team works with the client to formulate and design a customer service or marketing program tailored to achieve that client's objectives. In implementing the program, the team is supported by the human resources department which carefully selects the customer care associates for that particular program. In addition, the quality assurance and client commitment teams monitor the program to ensure that it is carried out in accordance with specifications. The Company believes that its integrated team approach and solution-oriented focus provide PRC with a distinct competitive advantage.

     Program Formulation and Design. PRC's client commitment teams work with clients to formulate a customer service and marketing program suited to each client's needs. The information services group uses its substantial expertise in rapid application development and systems integration to help clients more effectively target marketing programs, resulting in higher response rates and profitability, and to design customer service programs which capture information useful in the client's customer retention programs and other marketing efforts. PRC offers a wide array of services, including formulating, designing and customizing database architecture, programming, demographic and psychographic profiling, and scripting.

     Program Implementation. PRC's general manager teams work with the teleservices, fulfillment, information services and Internet application operating groups to implement the client's customer service and/or marketing program.

     Operations. Teleservicing operations involve direct communication with the clients' customers through inbound or outbound calls. In 1998, teleservicing activities accounted for 80% of the Company's total revenues. Of this amount, 86% related to inbound calls.

     In handling inbound calls, the Company's customer service representatives respond to a variety of customer requests, including inquiries, complaints, direct mail responses and order processing. The customers typically call a toll-free "800" number to request product or service information, place an order for a product or service, or obtain assistance regarding a previous order or purchase (including "help line" support). PRC's automated call distributors and digital switches identify each inbound call by "800" number and route the call to a PRC associate trained for that particular client's program. Simultaneously with receipt of the call, the associate's computer screen displays customer, product and service information relevant to the call.

     PRC's outbound services include conducting customer satisfaction and preference surveys and cross-selling client products, as well as providing proactive customer management with the goal of increased sales and enhanced customer retention. Almost all outbound calls are in response to customer-initiated inquiries or are made to a client's existing customers. The Company's outbound call management system utilizes predictive dialers which automatically dial the telephone numbers, determine if a live connection is made and present connected calls to a customer care associate who has been trained specifically for that client's program. The customer's name, other information about the customer and the program script simultaneously appear on the customer care associate's computer screen. The associate then uses the script to take an order for the client's product or service or to request information for addition to the client's database.

     The Company's teleservicing operations are enhanced by the use of universal workstation technology. Universal workstations allow the customer care associate to handle either inbound or outbound calls as dictated by demand. From the client's standpoint, universal workstations provide increased efficiencies by allowing the customer care associate (for whose service the client generally pays on an hourly basis) to be productive with either inbound or outbound calls.

     Information obtained during a customer call by the PRC customer care associate is captured by the Company's database marketing and management systems. This information is used by PRC to ensure high quality performance and to provide fulfillment services, if necessary. PRC's database marketing and management technology also enables the Company to seamlessly connect with its clients' systems and thus deliver on-line, real-time program information.

     Fulfillment services include high-speed laser and electronic document printing, lettershop and mechanical inserting, sorting, packaging and mailing capabilities. While fulfillment services represent a relatively small portion of the Company's revenues, they enable the Company to support full-service customer service and marketing programs by managing and fulfilling requests for literature, products and other specialty items and by permitting the rapid distribution of client marketing information. Fulfillment services accounted for 11% of the Company's total revenues in 1998.

     prcnetcare.com is a new division of PRC dedicated to interactive customer communications, e-commerce and Internet customer care support. The division currently has two-products: InfiniteAccess and Precision Resolution.

     InfiniteAccess products integrate clients' Internet-based customer care and commerce activities with the Company's existing teleservicing, database marketing and management, and fulfillment services thereby, in effect, transforming the Company's call centers into multimedia customer interaction centers. Specifically, the Company is developing and will offer during 1999, the following InfiniteAccess products and services:

     PRC Smart Mail is an electronic messaging service which reduces the cost and time of processing large volumes of e-mail by providing automated answers and interactive assistance.

     PRC Web On-Line is a Web collaborative service which enables customer care associates to simultaneously interact with clients' customers over the telephone and the Web. This product complements Web-based self-service aids by providing live associate assistance designed to answer questions asked by customers or business partners. This service will also provide "text chat" capabilities which enable interaction between customer care associates and customers.

     PRC Internet Fulfillment Service provides e-mail and Web-based fulfillment processes to service Internet commerce transactions or requests for information such as brochures and other documents.

     PRC Host is a Web application hosting service and Web information service which enables clients to conduct Web-based commerce without the expenditure to establish and support Internet commerce technology infrastructure and provides clients with Internet-related information and reports about their business performance, including sales performance, customer feedback and market analyses.

     Precision Resolution provides clients with solutions for record standardization and error resolution for information transferred electronically or over the Internet that functions on an automated, real-time basis. This allows PRC to dynamically manage the people processes and workflow of highly transactional databases. This system provides greater control, increased productivity, enhanced quality, improved efficiency, reduced cycle times and streamlined processes to users. It allows the Company to dynamically manage higher volumes of repetitive processing work with increased efficiency, accuracy and productivity. In 1998, the Company invested in new development to meet the demands of clients for new functionality and to prepare the next generation of the product. This significant reengineering process included a lower cost data entry module, a task management engine, an inbound telephony link and imaging component, and a Web-enabled application for remote input.

     Quality Assurance. PRC maintains its strong commitment to quality through its quality assurance and client commitment teams. Within each of PRC's operating departments, the quality assurance teams monitor performance to ensure that the Company's services are delivered at a level of quality that meets both the Company's and the client's standards. The client commitment team functions on a Company-wide basis to audit the fulfillment of the Company's commitments to each client program.

     Client Reporting. Data derived from customer service and marketing programs are a source of valuable information to PRC's clients in evaluating ongoing programs and planning and designing future programs. PRC has developed technologies and reporting procedures that effectively convert raw data gathered during the course of the program into useful information upon which clients can base strategic decisions and more effectively respond to customer needs and inquiries. PRC's proprietary software product, PRC On-Line, allows clients to monitor their teleservicing and Internet-based programs on-line, in real-time, to obtain comprehensive trend analyses and to modify program parameters as necessary. In addition, PRC provides clients with customized reports in printed form, electronic mail, computer-to-computer transmission, disk, tape and on-line.

TECHNOLOGY

     Overview. PRC's sophisticated use of advanced technology enables the Company to develop and deliver solutions for its clients' complex customer service and marketing needs. The Company's information services and Internet applications groups have developed the Company's call management and database marketing and management systems. The information services group uses this platform to design and implement application software for each client's program. The Company believes that its platform is among the most advanced in the industry and provides a competitive advantage in attracting new business.

     The Company utilizes a UNIX-based open architecture system comprised of multiple computer systems which, in conjunction with its rapid application tool for user interface development, allows PRC to expand capacity from a PC-class computer to a mainframe without rewriting software and provides flexibility in designing applications tailored to the client's needs. In conjunction with the Company's use of Oracle database applications and Windows/NT applications, the UNIX-based open architecture system permits the Company to seamlessly interact with many different types of client systems and allows an electronic link from each call center's system to the Company's operational headquarters, resulting in a centrally managed wide area network. PRC also utilizes computer-telephone integration and universal workstation technologies as part of its wide area network. All PRC hardware is supported by an uninterruptable power supply designed for protection against outages or any data loss due to power variations, as well as a diesel generator to assure an uninterrupted power source. The Company believes that the integrity of client information is adequately protected by its data security system and its off-site disaster back-up storage facilities.

     Component-Based Development. Component-based development refers to the tools and techniques employed by the information services group to assemble and/or modify software applications from reusable software "parts" as opposed to building an application from scratch. PRC's component-based software approach allows the Company's information services and Internet application groups to build and test customer interaction center applications much more quickly than with conventional approaches. As a result, clients receive a customer interaction center solution of superior quality, while the Company reduces the time and expense needed in the development of call center applications. The primary benefit of component-based development is PRC's ability to respond rapidly to new business opportunities and sustain its competitive advantage in the industry. An ancillary result of component-based development is a reduction in training time of customer care associates due to the creation of call center applications that are more uniform in nature.

     PRC On-Line. The Company's proprietary software application, PRC On-Line, allows its clients to review their teleservicing and Internet-based programs on-line, in real-time, to obtain comprehensive trend analyses and to modify program parameters. The Company believes that the capabilities of its PRC On-Line software application provide it with a significant competitive advantage, particularly with large, sophisticated marketing-oriented companies. The increased communication and control provided by PRC On-Line allows clients to utilize PRC's teleservicing or Internet-based services as a seamless extension of their in-house marketing and customer services operations.

     IMA Advantage/Edge. The Company is in the process of implementing IMA Advantage/Edge, a third-party software product. The Company's implementation of this product will complete a three-tiered software development strategy consisting of component-based, custom built and off-the-shelf software offerings. As of December 31, 1998, the Company had invested approximately $3.9 million in this application. Upon implementation, the Company believes that the IMA Advantage/Edge product will provide the Company with pre-built, off-the-shelf applications that will assist in rapid deployment, decreased set-up and maintenance costs, increased sales opportunities and increased capability to provide excellent customer sales and service. The Company currently estimates that IMA Advantage/Edge will be fully implemented during the second quarter of 1999.

MANAGEMENT INFORMATION SYSTEMS

     During 1997, PRC initiated an entity-wide review of its management and financial information systems. The review resulted in a decision to implement an Enterprise Resource Planning ("ERP") solution, which will allow for all internal systems (including those related to billing, payroll, client profitability management, human resource management and general ledger) to be fully integrated using a common platform.

     The Company designated its ERP implementation as the PRISM Project. During the first quarter of 1998, the Company began its implementation of the PRISM Project. This project is a substantial undertaking for PRC. In order to allow for a quick and efficient implementation, the Company is utilizing both internal resources and outside consultants. The PRISM Project is being implemented in phases with certain systems or modules becoming functional at different points in the project timeframe. Full implementation is expected to be completed by the third quarter of 1999 at an estimated total cost of approximately $13.0 million, including software, hardware, consulting fees, training and internal resources. The first modules of the PRISM Project, human resources/payroll, general ledger, accounts receivable and accounts payable, were placed in service during the fourth quarter of 1998. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000 Issue" for a discussion of the impact and effect on the Company of the Year 2000 issue.

PERSONNEL AND TRAINING

     PRC believes that its rigorous approach to hiring and training its employees is a key component of its ability to provide high quality client and customer service. The Company selects the locations for its call centers based on demographic studies as an attempt to ensure the availability of an adequate and qualified pool of potential employees. Its hiring procedures are designed to ensure that only the most qualified candidates are offered employment. The Company offers extensive classroom and on-the-job training programs for its personnel, including instruction on the businesses of PRC's clients and proper customer service techniques. Each new customer care associate receives up to five weeks of training, which provides the skills training he or she needs to work on a specific, dedicated client program. The Company offers a benefits package to full-time customer care associates after three to six months of employment. The Company believes that such a careful selection process results in a high quality, dedicated work force. The Company also provides a full array of management courses and materials designed to ensure that its operations and administrative managers receive continuous and up-to-date training using the latest trends and techniques.

     As of March 9, 1999, the Company had approximately 5,100 full-time and 90 part-time employees, of which 4,140 of the full-time employees and 83 of the part-time employees were customer care associates. The Company believes that its percentage of full-time customer care associates is high relative to that of its competitors, resulting in greater stability and quality in its workforce. None of PRC's employees are subject to a collective bargaining agreement. The Company considers its relations with its employees to generally be good.

SALES AND MARKETING

     The Company believes its reputation for providing high quality, one-stop solutions has enabled it to obtain new business through requests for proposals, client referrals and cross-selling opportunities to existing clients. In addition, the Company's sales and marketing group actively pursues new business opportunities by identifying companies and industries which can benefit from the Company's services. Working with the information services and Internet applications groups, the sales and marketing team is able to demonstrate to prospective clients the Company's rapid application development and effective systems integration capabilities to meet the proposed program objectives.

CLIENT RELATIONSHIPS

     The Company seeks to develop and maintain long-term relationships with its clients. PRC targets those companies which have the potential for generating recurring revenues due to the magnitude of their customer service departments or marketing programs. The Company believes that its clients view PRC as a strategic partner and a valuable resource in formulating, designing and implementing their customer service and marketing programs. During 1998, the Company provided its services to approximately 60 clients in industries such as telecommunications, transportation, consumer products, financial services and food and beverage. The Company's ongoing clients include several business units of AT&T, American Express, British Airways, Citibank, Conectiv Energy, DIRECTV, GE Capital, Lucent Technologies, Pizza Hut, Ryder TRS, Taco Bell and The College Entrance Examination Board. The Company's five largest clients accounted for 76% of its total gross revenues for 1998. Revenues generated by the various business units of AT&T, the Company's largest client, accounted for 45% of gross revenues for 1998. Besides AT&T, Ameritech, representing 12% of gross revenues, was the only other client that accounted for 10% or more of total gross revenues for 1998. At the end of the third quarter of 1998, the Company made a strategic decision to exit the incentive-based outbound program with Ameritech. This incentive-based program ended in the fourth quarter of 1998, and the first quarter of 1999 saw the gradual wind down of the remaining programs with this client. The Company's client relationship with Ameritech ended in March 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview and Basis of Presentation."

     Although the Company enters into written contracts with its clients, generally either party retains the right to terminate on varying periods of prior notice. The contracts do not assure the Company will generate a specific level of revenue or designate the Company as the exclusive service provider. Contracts typically encompass all aspects of the Company's relationship with the client, together with all applicable charges. The Company's teleservicing charges are primarily based on a fixed hourly fee for dedicated service. The Company has also generated teleservicing revenues under incentive-based compensation agreements whereby the amount of revenue earned correlated to the achievement of established targets. As described above, the Company made a strategic decision to exit this type of business due to margin constraints and to focus its efforts on more predictable and profitable programs going forward.

     Charges for database marketing and management services are based on an hourly rate or on the volume of information stored. Charges for fulfillment services are typically assessed on a transaction basis, with an additional charge for warehousing products for clients. The Company assesses separate charges for program design, development and implementation, database design and management, training or retraining of personnel, processing and access fees, and account services, where appropriate.

     Billing charges assessed by the Company for Internet customer care and electronic message servicing will be based on hourly rates and on a transaction basis, respectively, or a combination of charges thereof.

COMPETITION

     The interactive customer communications industry in which PRC operates is very competitive and highly fragmented. PRC's competitors range in size from very small firms offering specialized applications and short-term projects to large independent and international firms and the in-house operations of many clients and potential clients. In-house interactive customer communications organizations comprise the largest segment of the industry. The market includes non-captive interactive customer service operations such as APAC TeleServices, Convergys Corporation, SITEL, TeleSpectrum Worldwide, TeleTech Holdings and West

TeleServices. In addition, some of PRC's services also compete with other forms of direct marketing such as mailhouses, television, radio and on-line services. PRC believes that the principal competitive factors in its industry are a reputation for quality, sales and marketing results, price, technological expertise and application, and the ability to promptly provide clients with customized and creative solutions and approaches to their customer service and marketing needs. The Company believes that it competes favorably with other companies with respect to the foregoing factors for large-scale, ongoing customer service and marketing programs where the principal competitive factor is quality. The Company has not generally chosen to compete for high-volume outbound marketing programs where the principal competitive factor is price. Certain competitors may have capabilities and resources greater than the Company's which might competitively disadvantage PRC in bidding for very large programs.

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

     The Company believes that it is in compliance with the TCPA and FCC rules thereunder and with the FTC's rules under the TCFAPA. The Company trains its customer care associates to comply with the FTC and FCC rules and programs its call management system to avoid telephone calls during restricted hours or to individuals maintained on PRC's restricted "do-not-call" list.

     Most states have enacted or are considering legislation to regulate telephone solicitations. For example, some states require telemarketers to be licensed by state regulatory agencies prior to soliciting purchasers within that state. Additionally, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment and several other states require certain telemarketers to obtain licenses and post bonds. Penalties for violation of these state telemarketing regulations vary from state to state and include civil as well as criminal penalties. From time to time, bills are introduced in Congress which, if enacted, would regulate the use of credit information. In addition, legislation could be introduced in the future with respect to the use of the Internet, including regulations relating to its use in connection with customer care and service. The Company cannot predict whether any of these types of legislation will be enacted and what effect, if any, it would have on the Company or its industry.

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

ITEM 2. PROPERTIES

     In 1998, in conjunction with the Company's restructuring and cost savings initiatives announced during the third quarter of 1997, the Company completed the consolidation of three administrative/corporate locations into available space at one of its call centers in Miami, Florida. The Company still maintains approximately 12,000 square feet of office space for its principal executive offices in a separately leased facility in Miami, Florida, which terminates in April 2000. The Company's fulfillment operations are located in a separate leased facility in Miami, Florida, consisting of 47,577 square feet, the lease for which expires in 2001, with a 5-year renewal option.

     The Company is in the process of transitioning its traditional call centers into customer interaction centers. The Company had eight call centers in operation, of which three had multimedia capabilities, as of December 31, 1998 and eight call centers in operation as of December 31, 1997. One new call center was opened in both the first and second quarters of 1997, while one small call center in Miami was converted into administrative offices in the first quarter of 1997 and another call center in Miami was closed during the third quarter of 1997 as part of the Company's restructuring plan. As of December 31, 1998, the Company leased and operated the following call centers, all of which are located in Florida:

                                                                             CURRENT
                                                                           APPROXIMATE
                                                                            NUMBER OF
LOCATION                                                    DATE OPENED    WORKSTATIONS
--------                                                   --------------  ------------
Miami(1).................................................  July 1992            280
Miami Lakes(3)...........................................  January 1996         490
Miami....................................................  April 1996           420
Orlando..................................................  June 1996            590
Margate(3)...............................................  September 1996       520
Miami(2)(3)..............................................  December 1996        990
Jacksonville.............................................  February 1997        790
Margate (Coconut Creek)..................................  April 1997           420
                                                                              -----
                                                                              4,500
                                                                              =====

-------------------------

(1) The Company's principal executive offices are also located in this facility.
(2) Certain administrative and operational departments are also located in this facility.
(3) These centers have multimedia capabilities.

     The leases for these facilities would generally expire between 2004 and 2022 assuming the Company's exercise of all renewal options (see Note 6 -- Lease Commitments of the Notes to Consolidated Financial Statements). However, as a result of the 1998 restructuring plan and continual assessment of the capacity requirements in Jacksonville and Margate (Coconut Creek), the Company will terminate the lease agreements relating to these locations no later than the lease option dates in May 2002. Additionally, in connection with the 1998 restructuring plan, the Company expects to fully vacate the Margate (Coconut Creek) facility and reduce its occupancy level of the Jacksonville facility during 1999 (see Note 5 -- Credit Facilities and Long-Term Debt of the Notes to Consolidated Financial Statements). The Company also leases additional facilities and certain other real property incidental to its operations. The Company believes that its existing facilities and other real property are suitable and adequate for its current operations, but additional facilities may be required to support growth. The Company further believes that suitable space will be available as needed to expand its business on commercially reasonable terms.

     The Company acquired a facility in Sunrise, Florida, for which it secured a mortgage during the second quarter of 1998. As a result, the Company owns land and a building with a book value of approximately $5.9 million that is currently unoccupied. The Company intends to maintain this property as a possible location for new administrative offices or, should utilization levels warrant, as a new call center. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

     On or about August 26, 1998 a lawsuit, captioned Henry E. Freeman and Freeman Industrial Enterprises Corporation v. Precision Response Corporation, Mark J. Gordon, David L. Epstein and Richard D. Mondre (Case No. 398-CV-1895-DJS (D. Conn)), was filed in the Superior Court of the Judicial District of Stamford/Norwalk in the state of Connecticut. The lawsuit has since been removed by the Company to the United States District Court for the District of Connecticut. This lawsuit alleges that the Company breached its contracts with the plaintiffs by allegedly failing to pay all commissions relating to certain clients whom the plaintiffs allegedly claim they procured for the Company. The complaint also contains claims of breach of fiduciary duty, breach of covenant of good faith and fair dealing, civil conspiracy, fraud/fraud in the inducement, intentional infliction of emotional distress and violations of the Connecticut Unfair Trade Practices Act. The plaintiffs seek actual, compensatory and punitive damages, declaratory judgement that certain contracts are invalid due to undue influence exercised upon plaintiffs or, in the alternative, recission of such contracts, an accounting and interest, costs and attorneys' fees.

     On November 16, 1998, the Company filed a motion (i) to dismiss for lack of personal jurisdiction as to Richard Mondre and (ii) to dismiss for improper venue or, in the alternative, to transfer to the U.S. District Court for the Southern District of Florida. On that same day, the Company filed a motion to dismiss the complaint for failure to state a cause of action. Both motions are currently pending before the Court.

     On January 6, 1999, the plaintiffs voluntarily dismissed with prejudice this lawsuit against Richard Mondre, which dismissal has been approved by the Court. On or about February 12, 1999, the plaintiffs filed an Amended Complaint, asserting the same causes of action as in the original complaint, as well as a claim for negligent misrepresentation.

     The case is currently in the discovery stage. The Company believes that the plaintiffs' allegations are totally without merit and intends to defend the lawsuit vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There were no matters submitted to a vote of the Company's security-holders during the quarter ended December 31, 1998.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

     The Company and certain selling shareholders completed the Company's initial public offering, declared effective on July 16, 1996 (with an actual closing date of July 22, 1996), of 4,600,000 shares of common stock at an offering price of $14.50 per share (the "Initial Public Offering"). Prior to the Initial Public Offering, the Company's common stock was not listed or quoted on any organized market system. Since the Initial Public Offering, the common stock of the Company is traded on the Nasdaq National Market under the symbol "PRRC." The following table sets forth, for the calendar quarters indicated, the high and low closing sale prices of the common stock as reported on the Nasdaq National Market during such period:

                                                              HIGH      LOW
                                                              ----      ---
1998
  First quarter.............................................  $11       $ 7 5/8
  Second quarter............................................    9 3/4     5 7/16
  Third quarter.............................................    8 9/16    3 3/4
  Fourth quarter............................................    8 7/8     4 1/4
1997
  First quarter.............................................  $36       $20 3/4
  Second quarter............................................   24        14 7/8
  Third quarter.............................................   17 1/8     7 1/4
  Fourth quarter............................................   10 9/16    6 3/4

As of March 22, 1999, there were 21,549,000 shares of the Company's common stock outstanding held by approximately 69 holders of record. The Company estimates, based upon information provided by the Company's transfer agent, that it has approximately 3,000 beneficial owners of its common stock as of March 22, 1999.

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

     Prior to the consummation of the Initial Public Offering, the Company's Board of Directors declared a cash dividend (the "Dividend") to the then current shareholders of the Company of approximately $5,243,000. The Dividend was equal to the Company's estimate of its cumulative taxable income, prior to the Company's conversion from an S corporation to a C corporation and immediately prior to the consummation of the Initial Public Offering to the extent such taxable income had not previously been distributed. The Dividend was subject to adjustment based upon actual cumulative taxable income as finally determined based on the Company's final tax return as an S corporation. During the second quarter of 1997, the Company's final tax return as an S corporation was completed and filed. As a result, an additional $174,000 was paid to the Company's existing shareholders prior to the Initial Public Offering as a final distribution of the Company's accumulated taxable income prior to conversion to C corporation status. No cash dividends were paid to the shareholders in 1998. See Note 1 -- Operations and Significant Accounting Policies and Note
10 -- Capital Stock of the Notes to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company did not issue or sell any unregistered securities during the quarter ended December 31, 1998, except that the Company granted options to purchase 1,165,250 shares of Common Stock to 102 employees pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan. The exercise price of the options range between $5.09 and $6.94 per share. These options have a term of seven years and vest as follows:

NUMBER OF SHARES                           VESTING RATE
----------------                           ------------
      85,000       50% at grant date and 25% after 1 and 2 years
     350,000       50% after 6 months, 17% after 1 and 2 years and 16% after 3 years
     400,000       33 1/3% per year
     330,250       20% per year
   ---------
   1,165,250
   =========

     The Company granted the foregoing stock options in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The following Selected Financial Data of the Company as of and for the years ended 1994 through 1998 has been derived (except for Other Data) from the audited consolidated financial statements of the Company. Such data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements (the "Financial Statements") and the Notes to Consolidated Financial Statements included elsewhere in this report. See also Note
15 -- Unaudited Quarterly Financial Data of the Notes to Consolidated Financial Statements for certain financial information presented on a quarterly basis for 1998 and 1997.

                                                                                YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------------------
                                                              1998(7)      1997(7)        1996         1995         1994
                                                             ----------   ----------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS:
(For the fiscal year):
  REVENUES.................................................  $  175,173   $  143,584   $   97,637   $   30,204   $   14,998
                                                             ----------   ----------   ----------   ----------   ----------
  OPERATING EXPENSES:
    Cost of services.......................................     153,638      128,177       71,345       21,212       10,190
    Selling, general and administrative expenses...........      23,290       25,874       14,727        7,164        4,888
    Restructuring and asset impairment charges.............      13,583       11,591           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------
        Total operating expenses...........................     190,511      165,642       86,072       28,376       15,078
                                                             ----------   ----------   ----------   ----------   ----------
        Operating (loss) income............................  $  (15,338)  $  (22,058)  $   11,565   $    1,828   $      (80)
                                                             ==========   ==========   ==========   ==========   ==========
  NET (LOSS) INCOME(1).....................................  $  (10,189)  $  (13,066)  $    7,850   $    1,456   $     (372)
                                                             ==========   ==========   ==========   ==========   ==========
  PROFORMA DATA (UNAUDITED)(1):
    Income (loss) before proforma income taxes.............                            $   10,877   $    1,456   $     (372)
    Proforma provision (benefit) for income taxes relating
      to S corporation.....................................                                 4,358          619          (86)
                                                                                       ----------   ----------   ----------
        PROFORMA NET INCOME (LOSS).........................                            $    6,519   $      837   $     (286)
                                                                                       ==========   ==========   ==========
COMMON STOCK DATA(2):
  Net loss per common share (diluted)......................  $    (0.47)  $    (0.61)
  Proforma net income per common share
    (diluted)(1)(3)(4)(5)..................................                            $     0.36   $     0.05
  Book value per share(5)..................................  $     3.68   $     4.15   $     2.65   $     0.17   $     0.09
  Number of shares outstanding (at year-end)(5)............  21,549,000   21,542,000   20,000,000   16,400,000   16,400,000
  Weighted average number of common shares outstanding
    (diluted)(3)...........................................  21,547,981   21,392,814   18,171,000   16,527,061          N/M
FINANCIAL POSITION(2):
(At year-end):
    Working capital (deficit)..............................  $   22,019   $   23,521   $   11,849   $    1,365   $   (1,423)
    Current ratio..........................................        1.65x        1.68x        1.40x        1.23x        0.73x
    Property and equipment, net............................  $   71,414   $   63,301   $   42,034   $    5,284   $    3,834
    Total assets...........................................  $  133,446   $  127,413   $   88,415   $   12,713   $    7,737
    Long-term obligations, less current maturities(6)......  $   16,916   $    3,493   $    4,190   $    3,924   $    1,020
    Shareholders' eqiuty...................................  $   79,359   $   89,440   $   52,950   $    2,816   $    1,473
OTHER DATA:
(At year-end):
    Number of workstations.................................       4,500        4,500        3,220          550          320
    Number of call centers.................................           8            8            8            2            2

-------------------------

(1) Prior to the Company's Initial Public Offering on July 16, 1996, the Company was an S corporation and not subject to Federal and state corporate income taxes. On July 16, 1996, the Company revoked its S election and changed its tax status from an S corporation to a C corporation, recorded deferred income taxes totaling $90,000 and began providing for Federal and state corporate income taxes from and including that date. The summary of operations data reflects a proforma provision (benefit) for income taxes as if the Company were subject to Federal and state corporate income taxes for all years. This proforma provision (benefit) for income taxes is computed using a combined Federal and state tax rate of 37.6%. See Note 9 -- Income Taxes of the Notes to Consolidated Financial Statements.

(2) Effective January 29, 1997 (the actual closing date was February 4, 1997), the Company and certain selling shareholders completed a second equity offering of 4,740,000 shares of common stock at an offering price of $35.125 per share (the "Second Equity Offering"). Of the 4,740,000 shares, 1,500,000 shares were sold by the Company. See Note 2 -- Public Offerings of the Notes to Consolidated Financial Statements.

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

(5) Includes a retroactive adjustment for stock splits effected by way of share dividends described more fully in Note 10 -- Capital Stock of the Notes to Consolidated Financial Statements.

(6) Long-term obligations for 1998 consist of the outstanding balance of the Company's revolving credit facility, mortgage loan payable to the lender on the revolving credit facility, capital lease obligations and other long-term obligations, all of which are described more fully in Note 5 -- Credit Facilities and Long-Term Debt of the Notes to Consolidated Financial Statements. Long-term obligations for 1997 and 1996 consist only of capital lease obligations. For the years ended 1995 and 1994, long-term obligations consist of capital lease obligations, a note payable to a bank and certain installment loans. Fiscal 1995 also includes the outstanding balance of the Company's revolving credit loan.

(7) Includes special charges of $22.1 million and $26.2 million before taxes in 1998 and 1997, respectively, described more fully in "Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Overview and Basis of Presentation" and Note
    3 -- Restructuring and Other Non-Recurring Special Charges of the Notes to Consolidated Financial Statements.

N/M -- Not meaningful since past operations and capital structure are not necessarily indicative of current and future operations and capital structure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with "Selected Financial Data," the Financial Statements and the Notes to Consolidated Financial Statements.

OVERVIEW AND BASIS OF PRESENTATION

     The Company was incorporated in 1982 as a fulfillment company, expanding its services to include database marketing and management beginning in 1984 and to teleservices and customer care in 1988. In 1993, the Company initiated the implementation of certain strategic measures to become a full-service provider of integrated services in order to attract larger corporate clients with a variety of ongoing telephone-based customer service and marketing needs. In 1998, the Company integrated these resources, products and services with Internet technologies to introduce interactive customer communications. During the last three years, the Company has invested over $100 million in systems, facilities and equipment, including the capitalized value of all leased property and equipment, to facilitate growth and enhance its technology capabilities.

     The Company currently offers its customers single source, integrated solutions for their teleservicing, Internet communications, database marketing and management, and fulfillment needs. The Company's primary source of revenue is teleservicing activities which are comprised of both inbound (customer-initiated) and outbound (PRC-initiated) calls. Teleservicing revenues are generally earned for providing services on a rate-per-hour basis. However, beginning in the third quarter of 1997, the Company also generated teleservicing revenues under incentive-based outbound compensation agreements whereby the amount of revenue earned correlates to the achievement of established targets. At the end of the third quarter of 1998, the Company made a strategic decision to exit the incentive-based outbound programs, which was completed during the fourth quarter of 1998. The majority of teleservicing revenues are derived from inbound calls, which represented 86% of teleservicing revenues and 68% of total revenues in 1998 and 80% of teleservicing revenues and 59% of total revenues in 1997. Inbound teleservicing consists mostly of longer-term customer care and customer service programs which tend to be more predictable than other teleservicing revenues. Outbound teleservicing and, in particular, incentive-based outbound teleservicing, is driven by marketing programs which change frequently relative to inbound programs. As such, outbound teleservicing is subject to greater variation in operating results (see "Fluctuations in Quarterly Results" below).

     During 1998, the Company began strategic initiatives to capitalize on the extraordinary growth of Internet commerce by integrating Internet technologies with current PRC products and services to, in effect, create multimedia customer interaction centers. While the Company began to offer certain Internet and e-mail service capabilities during 1998, insignificant revenue was generated from these activities. The Company has identified these capabilities as significant business opportunities and is committing to investing in and expanding its Internet and e-mail commerce services in order to enhance its offering of these types of services within the customer interaction center concept.

     Information services provided by the database marketing and management group typically include the design, development and implementation of software applications for use in a particular client program and the integration of the Company's systems with those of its clients.

     Fulfillment services include high-speed laser and electronic document printing, lettershop and mechanical inserting, sorting, packaging and mailing capabilities. While fulfillment services represent a relatively small portion of the Company's total revenues, it is an important element in the Company's overall marketing strategy of providing its customers with a "one-stop" solution to their telephone-based and interactive customer service and marketing needs.

     Prior to the Initial Public Offering of the Company's common stock, which was declared effective on July 16, 1996 (the actual closing date was July 22, 1996), the Company elected for Federal and state income tax purposes to be treated as an S corporation under the Internal Revenue Code and comparable state tax laws. As a result, earnings of the Company were taxed for Federal and state income tax purposes directly to the shareholders of the Company, rather than to the Company. Immediately prior to the Initial Public Offering, the Company revoked its S corporation election and converted from an S corporation to a C corporation. The statements of operations data for 1994 through 1996 includes a provision (benefit) for Federal and state income taxes as if the Company were subject to Federal and state corporate income taxes for such years. The proforma provision (benefit) was computed using a combined Federal and state tax rate of 37.6%. For further discussion of the Company's change in income tax status and the Dividend paid to the Company's shareholders immediately prior to the Initial Public Offering, see Note 1 -- Operations and Significant Accounting Policies and Note 10 -- Capital Stock of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data, as a percentage of revenues, for the years indicated:

                                                              1998     1997     1996
                                                              -----    -----    -----
SELECTED OPERATING RESULTS:
  Revenues..................................................  100.0%   100.0%   100.0%
  Cost of services..........................................   87.7     89.3     73.1
                                                              -----    -----    -----
     Gross margin...........................................   12.3     10.7     26.9
  Selling, general and administrative expenses..............   13.3     18.0     15.1
  Restructuring and asset impairment charges................    7.8      8.1       --
                                                              -----    -----    -----
     Operating (loss) income................................   (8.8)%  (15.4)%   11.8%
                                                              =====    =====    =====

1998 VS. 1997

     During the third quarter of 1998, the Company performed an extensive review of its operations and existing available workstation capacity. Such review focused on determining the needed workstation capacity appropriate and desirable in light of several factors. These factors included the requirements for servicing the Company's current, recently attained and anticipated new clients; the Company's less than satisfactory operating results relative to a large incentive-based, outbound teleservices program; and the Company's inability to recruit, train and maintain an employee base relative to available workstations in certain strained labor markets without paying premium wage rates not able to be supported by the operating margins being generated.

     As a result of this review, the Company initiated a restructuring and performance enhancing initiatives plan designed to improve profit margins, reduce its cost structure and adjust its infrastructure to significantly improve efficiencies and performance in the utilization of its workstation capacity. The Company expects to realize $2.1 million in annual savings from the consolidation and reduction of call centers, $1.8 million in annual savings from a reduction in overhead and administrative headcount resulting in the termination of nine employees and the exiting of an incentive-based outbound program, $0.5 million in annual savings from the replacement of existing call center software with new customer interactive software reflective of advances in customer care technology and $0.2 million in other annual cost savings initiatives mainly related to termination of a facility maintenance contract. Therefore, once fully implemented, the cost reductions are expected to result in annual savings of approximately $4.6 million. The Company began to benefit from these cost savings beginning in the fourth quarter of 1998; however, the full impact of the cost savings initiatives will not be realized until all of these initiatives have been completed, which is currently expected to be during the third quarter of 1999.

     The Company's operating results for the fiscal year ended December 31, 1998 include the effects of a pre-tax non-recurring special charge of $22.1 million recorded in conjunction with the implementation of the restructuring and performance enhancing initiatives plan. Approximately $9.9 million, or 45%, of the charge is for cash items, of which $7.2 million is accrued at December 31, 1998. These cash items are primarily for lease and other facility exit costs and, to a lesser extent, for payment of severance and other employee-related costs. The special charge to earnings is included in the following categories on the Consolidated Statements of
Operations:

                                                                                AFTER-TAX
                                                             PRE-TAX DOLLAR     PER SHARE
                                                                 AMOUNT         (DILUTED)
                                                              (IN MILLIONS)      AMOUNT
                                                             ---------------    ---------
Restructuring and asset impairment charges.................       $13.6          $(0.39)
Cost of services...........................................         2.3           (0.07)
Selling, general and administrative expenses...............         6.2           (0.18)
                                                                  -----          ------
       Total...............................................       $22.1          $(0.64)
                                                                  =====          ======

     See Note 3 -- Restructuring and Other Non-Recurring Special Charges of the Notes to Consolidated Financial Statements for further discussion of the non-recurring special charges.

REVENUES

     During 1998, revenues increased by $31.6 million to $175.1 million, or 22%, in comparison to the prior year. The principal components of revenues are teleservicing activities, including account services (representing 80% of revenues in 1998), and fulfillment services (representing 11% of revenues in
1998), with the balance primarily represented by information services. The Company had approximately 4,500 workstations in operation as of both December 31, 1998 and 1997 (see "1997 vs. 1996 -- Revenues"). As of December 31, 1998 and
1997, the Company was operating at approximately 78% and 55%, respectively, of full utilization of these workstations. In connection with its restructuring and performance-enhancing initiatives plan, the Company plans to eliminate 800 workstations in two specific call centers. Absent the award of any significant new business, the Company has no immediate plans for new call center/workstation expansion and will reallocate existing site resources to meet capacity needs. Although utilization will automatically increase with the reduction of workstations, the Company continues to attempt to seek the award of additional work from existing clients and pursue new client opportunities in order to improve the utilization of its workstations.

     During 1998, the Company generated several new client opportunities. The Company commenced both customer care services and use of its proprietary, automated error resolution system, Precision Resolution, for a large East coast-based utility company. The Company also began a database, telemarketing and fulfillment services program targeting information technology professionals for an international manufacturer and provider of computer products and services.

     Teleservicing activities, including account services, accounted for the majority of the revenue growth during 1998 with an increase of $34.6 million, or 33%, to $140.3 million in 1998. Major factors contributing to the increase in teleservicing revenues were the addition of several new programs for existing clients as well as the addition of new clients, principally in the utility, computer products and services and financial services industries. Overall, new client business accounted for $16.7 million, or 10%, of total revenues for 1998, while revenues from the Company's largest client accounted for 45% of total revenues, up from 38% for 1997. Generally, teleservicing revenues are earned on a rate-per-hour basis. However, during 1998 and 1997, approximately 10% of total revenues were earned under incentive-based compensation agreements.

     Revenues from fulfillment services for 1998 were $18.8 million, an increase of $4.1 million, or 28%, from the prior year. The increase is reflective of fulfillment services provided in connection with the incentive-based outbound teleservice program which was exited in the fourth quarter of 1998.

     Revenues from information services for 1998 were $16.1 million, a decrease of $7.2 million, or 31%, from 1997. The decrease was primarily attributable to the transfers of teleservicing-based application software totaling $9.8 million in 1997, compared with no such transfers in 1998, offset by an increase in traditional information services revenues in 1998. Transfers of teleservicing-based application software produce substantially higher margins than other information services (which involve the development of unique, individual customer-based applications). Due to the substantially higher margins on these transfers, the Company's operating results can be significantly impacted based upon the Company effecting these transactions in any period.

COST OF SERVICES

     Cost of services generally include all direct and some indirect costs incurred in connection with the Company's revenue-producing departments, including, but not limited to, labor, telephone expenses directly related to revenue-generating activities, equipment under operating leases used in the call centers and fulfillment facility, direct overhead for all such operational facilities, such as rent, security and insurance, and depreciation and amortization of property and equipment used in operations. Cost of services, excluding the impact of the restructuring and non-recurring special charges, increased by $30.9 million, or 25.7%, to $151.3 million in 1998, principally as a result of the growth in operations. Including the impact of the restructuring and non-recurring special charges of $2.3 million in 1998 and $7.8 million in 1997, cost of services increased by $25.5 million, or 19.9%, to $153.6 million in 1998.

     Excluding the impact of restructuring and non-recurring special charges, the increase in cost of services as a percentage of revenues from 83.8% in 1997 to 86.4% in 1998 is primarily attributable to the Company's expansion of its infrastructure in 1997 and the resultant excess capacity together with lower than expected yield on incentive-based programs and higher wage rates paid in call centers in strained labor markets in 1998. Approximately 1,280 workstations were added in two call centers opened during the first six months of 1997. The opening of these new call centers, and the related increase in workstation capacity, was carried out primarily in anticipation of providing increased services to the Company's largest client. This increase in services did not materialize leaving the Company with excess capacity and a higher than desired fixed cost structure. Additionally, the Company's largest client instituted an across-the-board price reduction in the third quarter of 1997. Cost of services as a percentage of revenues, including the impact of the restructuring and non-recurring special charges, decreased from 89.3% in 1997 to 87.7% in 1998.

     Continued improvement in the utilization of workstation capacity is a key component that is expected to enable the Company to reduce cost of services as a percentage of revenues and achieve its gross margin percentage targets in the future. As of December 31, 1998 and 1997, the Company was operating at approximately 78% and 55%, respectively, of full utilization of workstations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") generally include the costs of central services the Company provides to support and manage its operations, including senior management, sales and marketing, human resources, finance and management information systems functions. SG&A, excluding the impact of the restructuring and non-recurring special charges, decreased $2.0 million, or 10.4%, to $17.1 million in 1998. The decrease is indicative of the Company's successful implementation of its cost-cutting initiatives associated with the restructuring plans announced in the third quarters of 1997 and 1998 along with management's efforts to postpone, or temporarily reduce, non-revenue-producing expenditures, whenever possible. Including the impact of the restructuring and non-recurring special charges of $6.2 million in 1998 and $6.8 million in 1997, SG&A decreased by $2.6 million, or 10.0%, to $23.3 million in 1998.

     As a percentage of revenues, excluding the impact of restructuring and non-recurring special charges, SG&A decreased from 13.3% in 1997 to 9.8% in 1998. This decrease is a result of increased revenues during 1998 coupled with the cost-cutting initiatives and the postponement or reduction of expenditures. SG&A, as a percentage of revenues, including the impact of restructuring and non-recurring special charges, decreased from 18.0% in 1997 to 13.3% in 1998.

INTEREST, NET

     Interest expense, net of interest income and capitalized interest, was $789,000 for 1998 compared to net interest income of $282,000 for 1997. During 1997, the Company generated interest income from the investment of a portion of the net proceeds from the Second Equity Offering and had an absence of borrowings under its revolving credit facility, while during 1998 the Company incurred interest charges from borrowings on its revolving credit facility.

INCOME TAXES

     The Company had a deferred tax asset of $12.4 million at December 31, 1998 and $6.4 million at December 31, 1997. The net deferred tax asset at December 31, 1998 is based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences. Although realization is not assured, the Company believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company will continue to review the assumptions used on a quarterly basis and make adjustments as appropriate.

NET LOSS AND NET LOSS PER SHARE

     For the fiscal year ended December 31, 1998, the net loss was $10.2 million compared to the net loss of $13.1 million for the comparable period of 1997, including the impact of the restructuring and non-recurring special charges as set forth in the next paragraph. The net loss per share for 1998 was $0.47, compared to the net loss per share of $0.61 in 1997, including the impact of the restructuring and non-recurring special charges as set forth in the next paragraph.

     The net loss and net loss per share amounts associated with the restructuring and non-recurring special charges were $13.8 million and $0.64, respectively, for the fiscal year ended December 31, 1998, and $15.7 million and $0.73, respectively, for the fiscal year ended December 31, 1997. See Note 3-Restructuring and Other Non-Recurring Special Charges of the Notes to Consolidated Financial Statements for further discussion of the restructuring and non-recurring special charges.

     For the fiscal year ended December 31, 1998, excluding the impact of the restructuring and non-recurring special charges, net income was $3.6 million compared to net income of $2.6 million for the comparable period of 1997. Excluding the impact of the restructuring and non-recurring special charges, net income per share for 1998 was $0.17 compared to net income per share of $0.12 for 1997.

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

     As a result of this review, the Company announced a major restructuring and cost reduction plan designed to reduce its cost structure and adjust its infrastructure to significantly improve operating efficiencies and performance as the Company seeks to shift its customer base to a more diversified portfolio.

     The Company's operating results for the fiscal year ended December 31, 1997 include the effects of a pre-tax non-recurring special charge of $26.2 million recorded in conjunction with the implementation of the restructuring and cost reduction plan. The special charge to earnings is included in the following categories on the Consolidated Statements of Operations:

                                                                                AFTER-TAX
                                                             PRE-TAX DOLLAR     PER SHARE
                                                                 AMOUNT         (DILUTED)
                                                              (IN MILLIONS)      AMOUNT
                                                             ---------------    ---------
  Restructuring and asset impairment charges...............       $11.6          $(0.32)
  Cost of services.........................................         7.8           (0.22)
  Selling, general and administrative expenses.............         6.8           (0.19)
                                                                  -----          ------
          Total............................................       $26.2          $(0.73)
                                                                  =====          ======

     See Note 3 -- Restructuring and Other Non-Recurring Special Charges of the Notes to Consolidated Financial Statements for further discussion of the non-recurring special charges.

REVENUES

     During 1997, revenues increased by $45.9 million, or 47%, in comparison to the prior year. The principal components of revenues are teleservicing activities, including account services (representing 74% of revenues in 1997), and information services (representing 16% of revenues in 1997), with the balance primarily represented by fulfillment services. Although the Company had eight call centers in operation as of both December 31, 1997 and December 31, 1996, the composition of those eight call centers changed. One new call center was opened in both the first and second quarters of 1997, while one small call center was converted into administrative offices in the first quarter of 1997 and another call center was closed during the third quarter of 1997 as part of the Company's restructuring plan. As a result of this change in composition, workstation capacity increased from approximately 3,200 workstations as of December 31, 1996 to approximately 4,500 workstations as of December 31, 1997. However, for most of 1997, the Company's workstation capacity exceeded its requirements for the level of business the Company experienced and, as of December 31, 1997, approximately 1,100 workstations were not being utilized to generate revenues.

     Teleservicing activities, principally inbound services, accounted for the majority of the revenue growth during 1997 with an increase of $40.1 million, or 61%, to $105.7 million in 1997. Major factors contributing to the increase in teleservicing revenues were the addition of several new programs for existing clients as well as the addition of new clients, principally in the telecommunications service and equipment industries. Overall, new client business accounted for $24.7 million, or 17%, of total revenues for 1997, while revenues from the Company's largest client accounted for 38% of total revenues, down from 68% for 1996. Generally, teleservicing revenues are earned on a rate-per hour basis. However, during 1997, approximately 10% of total revenues were earned under incentive-based compensation agreements.

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

COST OF SERVICES

     Cost of services increased by $56.8 million, or 80%, to $128.2 million in 1997, principally as a result of the growth in operations and the absorption of $7.8 million in non-recurring special charges in conjunction with the Company's restructuring and cost-reduction initiatives. See Note 3 -Restructuring and Other Non-Recurring Special Charges of the Notes to Consolidated Financial Statements for further discussion of the restructuring and non-recurring special charges.

     The increase in cost of services as a percentage of revenues from 73.1% in 1996 to 89.3% for 1997 was primarily attributable to the Company's expansion of its infrastructure and operations and the resultant excess capacity together with lower than expected yield on incentive-based programs. This included increasing the number of workstations in anticipation of providing increased services to the Company's largest customer. This increase in services did not materialize leaving the Company with excess capacity for most of 1997 and a higher than desired cost structure during the second and third quarters of 1997. Additionally, the Company's largest client instituted an across-the-board price reduction in the third quarter of 1997. The Company's existing infrastructure was assessed and realigned for 1998 as part of the Company's restructuring and cost reduction plan initiatives previously discussed. However, in addition to these initiatives, a key component to enable the Company to reduce cost of services as a percentage of revenues and achieve its gross margin percentage targets in the future will be maximization of current capacity levels by increasing revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     SG&A increased $11.1 million, or 76%, to $25.9 million in 1997. This increase was primarily due to the increase in administrative salaries and benefits of approximately $5.8 million to support the Company's growth, along with an increase in the provision for the allowance for doubtful accounts of approximately $0.7 million to adequately provide a reserve for the Company's receivables following various charge-offs. The increase for 1997 also reflects the absorption of $6.8 million in non-recurring special charges in conjunction with the Company's restructuring and cost reduction initiatives. However, the Company did begin to see benefits from its cost reduction initiatives in the fourth quarter of 1997 as reflected by an improvement in SG&A expenses of $2.6 million over the same period of 1996. See Note 3 -- Restructuring and Other Non-Recurring Special Charges of the Notes to Consolidated Financial Statements for further discussion of the restructuring and non-recurring special charges.

     The increase in SG&A as a percentage of revenues from 15.1% in 1996 to 18.0% for 1997 reflects the effect of the Company taking a non-recurring special charge relative to the Company's expansion of its infrastructure to support the then expected continuing growth of the Company. A significant portion of this growth was to come from the Company's largest client. However, as mentioned above, this increase in services did not materialize leaving the Company with a higher than desired cost structure during the second and third quarters of 1997. Additionally, the Company's largest client instituted an across-the-board price reduction in the third quarter of 1997. The Company's SG&A cost structure was assessed and streamlined for 1998 as part of the Company's restructuring and cost reduction plan initiatives previously discussed. However, in addition to these initiatives, a key component to enable the Company to reduce its SG&A expenses as a percentage of revenues and achieve its operating margin percentage targets in the future will be maximization of current capacity levels by increasing revenues.

INTEREST, NET

     Interest income, net of interest expense, was $282,000 for 1997 compared to net interest expense of $688,000 for 1996. This improvement primarily represents interest income generated during 1997 from the investment of a portion of the net proceeds from the Second Equity Offering and the absence of borrowings from the Company's existing credit facility during 1997. See Note 2 -- Public Offerings of the Notes to Consolidated Financial Statements. The proceeds from borrowings during 1996 were primarily obtained from the then existing revolving credit loan.

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

NET LOSS AND NET LOSS PER SHARE

     For the fiscal year ended December 31, 1997, the net loss was $13.1 million, including the impact of the restructuring and non-recurring special charges as set forth in the next paragraph, compared to proforma net income of $6.5 million for the comparable period of 1996. The net loss per share (diluted) for 1997 was $0.61; including the impact of the restructuring and non-recurring special charges as set forth in the next paragraph, compared to proforma net income per share (diluted) of $0.36 in 1996.

     The net loss and net loss per share (diluted) amounts associated with the restructuring and non-recurring special charges were $15.7 million and $0.73, respectively, for the fiscal year ended December 31, 1997. See Note
3 -- Restructuring and Other Non-Recurring Special Charges of the Notes to Consolidated Financial Statements for further discussion of the restructuring and non-recurring special charges.

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

LIQUIDITY AND CAPITAL RESOURCES

     During 1998 and 1997, the Company funded its operations and capital expenditures primarily through cash flows from operations, bank borrowings and capital lease financings. During 1997, the Company obtained additional liquidity from the net proceeds of the Second Equity Offering.

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

     On March 2, 1998, the Company entered into a new three-year, $25.0 million revolving credit facility (the "Credit Facility"), replacing its then existing $15.0 million revolving credit facility (see Note 5-Credit Facilities and Long-Term Debt of the Notes to Consolidated Financial Statements for discussion of prior revolving credit facility). The Company may borrow up to 80% of eligible accounts receivable. The Credit Facility is collateralized by all the Company's owned and hereafter acquired assets. The Credit Facility accrues interest at the Company's option at (i) the greater of the prime rate or the Federal funds rate plus 0.50% or (ii) the LIBOR rate plus a specified percentage (1.25% to 1.75%) based upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company pays a fee of between 0.1875% and 0.25% per annum on unused commitments under the Credit Facility based upon the ratio of funded debt to EBITDA. The Company is required, under the terms of the Credit Facility, to maintain certain financial covenants and ratios, including minimum tangible net worth and funded debt to EBITDA and funded debt to capitalization ratios, to limit capital expenditures and additional indebtedness and is restricted, among other things, with respect to the declaration and payment of dividends, redemptions and acquisitions. At December 31, 1998, the outstanding balance of the Credit Facility was $11.0 million ($3.3 million at 7.75% per annum, $5.2 million at 6.56% per annum and $2.5 million at 6.82% per annum).

     On May 29, 1998, the Company secured a mortgage with the lender on its Credit Facility to acquire a property (land and existing building) located in Sunrise, Florida. The Company had originally planned on securing a special leasing arrangement for this property as part of its call center development plans for 1997 and, to that end, expended approximately $2.1 million during 1997 for building improvements. However, the Company subsequently decided to acquire the property outright. The new mortgage loan was for $5.1 million, of which $4.0 million was advanced at closing. The remaining $1.1 million available under the new loan was subject to the Company's completion of future improvements to the property by November 25, 1998. The Company chose not to complete the improvements by this date; hence, the $1.1 million additional availability expired on November 25, 1998. The Company is currently negotiating with the lender on its Credit Facility to extend the term of the additional funding for future improvements, although at this time no assurance can be given if such extension will be obtained. The mortgage note accrues interest, payable quarterly, at the LIBOR rate plus 1.50%, of which the interest rate was 6.7% per annum at December 31, 1998. Principal payments are due quarterly, based upon a 20-year amortization schedule and are expected to commence after consummation of the additional funding for future improvements, with a balloon payment due at maturity on June 1, 2005. The mortgage loan is cross-defaulted with and has terms substantially similar to the Credit Facility.

     Effective September 30, 1998, both the revolving credit agreement and mortgage loan agreement evidencing the Credit Facility and mortgage loan, respectively, were amended to modify two financial covenant and ratio definitions, the amount of the minimum tangible net worth and the fixed charge coverage ratio.

     At December 31, 1998, the Company had cash and cash equivalents of $1.7 million and total long-term obligations (including current maturities thereof) of $19.4 million. Net cash provided by operating activities was $3.0 million for 1998, while $8.7 million of net cash was used in operating activities in 1997 and $7.1 million of net cash was provided by operating activities in 1996. The decrease in cash used in operating activities from 1997 to 1998 was attributable to the Company's receipt of income tax refunds and the increase in net income after non-cash charges (depreciation and amortization, provision for bad debts and sales allowances, restructuring and asset impairment charges, and deferred income taxes) offset by the Company's investment in working capital items. The increase in net cash used between 1997 and 1996 is primarily attributable to the reduction in income (loss) before non-cash charges (depreciation and amortization, restructuring and asset impairment charges, and deferred income taxes).

     The Company's working capital as of December 31, 1998 and 1997 was $22.0 million and $23.5 million, respectively. Major factors contributing to the decrease in 1998 from 1997 were additional cash and cash equivalents as of December 31, 1997 due to net proceeds available from the Second Equity Offering and the significant income tax receivable at December 31, 1997. The decrease was also offset by increases in accounts receivable in 1998 and deferred current tax assets generated by the Company's net loss position for 1998.

     Net cash used in investing activities in the amounts of $24.9 million, $34.1 million and $35.5 million in 1998, 1997 and 1996, respectively, was principally for capital expenditures. Capital expenditures, including the capitalized value of property and equipment, were $24.9 million, $35.9 million and $43.8 million for 1998, 1997 and 1996, respectively. The major increases in capital expenditures for both 1997 and 1996 were telecommunications and computer equipment principally attributable to the large increase in the Company's total workstation capacity and leasehold improvements for the new call centers to house the additional workstations. In 1997, the Company opened one new call center in both the first and second quarters of 1997, while one small call center was converted into administrative offices in the first quarter of 1997 and another call center was closed during the third quarter of 1997 as part of the Company's restructuring plan with respect to the third quarter of 1997. As a result, workstation capacity increased from approximately 3,200 workstations as of December 31, 1996 to approximately 4,500 workstations as of December 31, 1997. During 1996, the Company increased its workstation capacity by approximately 2,670 workstations. The Company is currently in a situation of excess capacity and, in connection with its restructuring and performance enhancing incentives plan announced in the third quarter of 1998, the Company plans on eliminating 800 workstations in two specific call centers. Absent the award of any significant new business, the Company has no immediate plans for new call center/workstation expansion and will reallocate existing site resources to meet capacity needs as warranted. However, the Company had previously committed to a facility in Sunrise, Florida, which it acquired and for which it secured a mortgage during the second quarter of 1998 (see discussion above). As a result, the Company now owns land and a building with a book value of approximately $5.9 million. The Company intends to maintain this property as a possible location for new administrative offices or, should utilization levels warrant, as a new call center. Additional capital expenditures for 1998 relate primarily to the completion of the relocation and consolidation of administrative office space into unused space in an existing facility and costs incurred for the PRISM Project, Precision Resolution, InfiniteAccess and IMA Advantage/Edge, as discussed below.

     During the first quarter of 1998, the Company began its implementation of an Enterprise Resource Planning ("ERP") solution, which will allow for all internal systems (including those related to billing, payroll, client profitability management, human resource management and general ledger) to be fully integrated into a common platform. The Company has designated its ERP implementation as the PRISM Project. The PRISM Project is utilizing both internal resources as well as outside consultants to allow for a quick and efficient implementation. Full implementation, including software, hardware, consulting fees, training and internal resources, will cost approximately $13.0 million and is expected to take place by the third quarter of 1999. The first modules of the PRISM Project, human resources/payroll, general ledger, accounts receivable and accounts payable, were placed in service during the fourth quarter of 1998. A portion of these costs will be charged to earnings based upon the provisions of AICPA Statement of Financial Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). See Note 1 -- Operations and Significant Accounting Policies and Note
4 -- Property and Equipment of the Notes to Consolidated Financial Statements.

     In connection with the Company's new division, prcnetcare.com, described in further detail in "Business -- Recent Developments," beginning in 1998 and through the end of 1999, the Company currently expects to invest in excess of $6.0 million in developing software products and technology infrastructure to accommodate interactive customer communications. In addition, the full implementation of IMA Advantage/Edge, described in further detail in "Business -- Technology," is currently expected to cost approximately $5.0 million and is expected to take place during the second quarter of 1999.

     Net cash provided by financing activities was $12.5 million, $46.6 million and $35.4 million in 1998, 1997 and 1996, respectively. Financing activities for 1998 are principally comprised of net borrowings under the Company's Credit Facility and proceeds from the mortgage loan for the Sunrise, Florida, property discussed above. In 1997, the Company raised additional capital from the Second Equity Offering and used a portion of the net proceeds provided by such offering principally to fund anticipated workstation capacity growth. In 1996, the Company raised additional capital from the Initial Public Offering and used a portion of the net proceeds provided by such offering to retire the installment loans from a bank, totaling $1.0 million, to pay the outstanding balance on its then existing senior credit facility and to pay the Dividend. Borrowings during 1996 were primarily from its then existing senior credit facility and its predecessor. See Note 5 -- Credit Facilities and Long-Term Debt of the Notes to Consolidated Financial Statements.

     The Company believes that funds generated from operations, available borrowings under the Credit Facility and capital lease financings will be sufficient to finance its planned capital expenditures at least through 1999. The Company's long-term capital requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long-term, the Company would need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting operating and geographical segments and the type and level of financial information to be discussed about those segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 in the current year and determined that it has one reportable operating segment. See Note 7 -- Information About Services and Significant Clients of the Notes to Consolidated Financial Statements.

     In March 1998, the AICPA issued Statement of Financial Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance for capitalization of certain costs incurred in the development of internal-use software and is effective for financial statements for years beginning after December 15, 1998. The Company adopted SOP 98-1 in the first quarter of 1998. See Note 1 -- Operations and Significant Accounting Policies and Note
4 -- Property and Equipment of the Notes to Consolidated Financial Statements.

YEAR 2000 ISSUE

     The Year 2000 issue affects the Company's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs, including those with embedded microprocessors, that may not properly reflect or recognize the year 2000 and years thereafter. Because many computers and computer applications define dates by the last two digits of the year, "00" or other two-digit dates after the year 2000 may not be properly identified as the year 2000 or the appropriate later year, but rather the year 1900 or a year between 1901 and 1999 (as the case may be). This error could result in system and equipment failures or malfunctions causing disruption of operations, including among others, a temporary inability to process calls, transactions and information, or engage in similar normal business activities.

     The Company has evaluated its installed computer systems, network elements, software applications and other business systems that have time-sensitive programs and has developed a plan to ensure their Year 2000 compliance. The Company has established a Year 2000 Steering Committee that meets weekly to monitor the progress and status of the Company's Year 2000 plan. The Company's Year 2000 plan is divided into seven major sections: Internal Systems and Equipment (business applications for accounting, administration, human resources and other company-wide applications and office equipment, including non-information technology infrastructure in which non-compliant software or embedded microprocessors might exist); Hardware (Company-wide information technology architecture); Software Packages (standard personal computer and individual software packages, such as electronic spreadsheet and word processing software); Application Tools and Products (products utilized by information technology development organizations to develop and implement automated business applications); Client Applications; Client Interfaces; and Third Party Suppliers. In order to address the Year 2000 issue and the seven major sections stated above, the Company's Year 2000 plan involves five phases: Planning and Awareness Phase (developing a budget and project plan); Inventory and Assessment Phase (identify systems and applications, assess risks and prioritize efforts); Remediation Phase (repair, replace or retire non-compliant systems or processes); Validation Phase (perform testing of systems and processes); and Implementation Phase.

     The following chart outlines, by major section, the phases of the Company's Year 2000 plan that have been completed or if not yet completed, the current estimated date of completion:

                                                                   PHASES
                                      ----------------------------------------------------------------
                                      PLANNING   INVENTORY
                                         AND        AND
           MAJOR SECTION              AWARENESS  ASSESSMENT  REMEDIATION   VALIDATION   IMPLEMENTATION
           -------------              ---------  ----------  -----------   ----------   --------------
Internal Systems and Equipment......  Completed  Completed      5/99          6/99           6/99
Hardware............................  Completed     5/99     3/99-6/99        6/99           6/99
Software Packages...................  Completed  3/99-4/99   5/99-6/99        6/99           6/99
Application Tools and Products......  Completed  Completed      3/99          4/99           6/99
Client Applications.................  Completed     3/99        6/99          9/99           9/99
Client Interfaces...................  Completed     3/99        4/99          9/99           9/99
Third Party Suppliers...............  Completed     4/99        5/99          6/99           6/99

     Since the Year 2000 issue may also affect the systems and applications of the Company's customers or suppliers, the Company has initiated formal communications with its customers and suppliers to determine their overall Year 2000 readiness and the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. As part of its overall communication process, the Company has mailed letters to all of its customers and suppliers in an effort to receive the appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Based upon the responses received from its customers and suppliers, the Company will then determine if further assurances are necessary or if the Company needs to take further action, including the incurrence of additional costs and/or the creation of a contingency plan with regard to any customer or supplier that the Company believes may not be Year 2000 compliant. Although the Company currently does not anticipate any material adverse impact on its operations as a result of Year 2000 issues of its customers or suppliers, no assurance can be given that the failure by one or more of its major suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations, particularly since the Company is still awaiting responses from such major suppliers and customers.

     The Company, pursuant to the PRISM Project which was undertaken by the Company for reasons unrelated to any Year 2000 issues, has expended approximately $8.6 million of the estimated $13.0 million required to upgrade and enhance its internal financial and administrative systems. An ancillary benefit of the PRISM Project is that the resulting systems will be Year 2000 compliant with full implementation of all aspects of the PRISM Project expected by the third quarter of 1999. Based upon its most recent assessment, the Company has determined that the incremental cost of insuring that its remaining computer systems and processes are Year 2000 compliant is expected to be approximately $1.0-$1.5 million. This amount will be funded as part of the Company's budgeted capital expenditures (see "Liquidity and Capital Resources"). Through December 31, 1998, the Company, exclusive of the PRISM Project, has spent approximately $151,000 on the Year 2000 issue. These amounts do not include any costs associated with the implementation of contingency plans, if required, which have not yet been developed. A portion of the costs related to the PRISM project have been, and will continue to be, charged to earnings as incurred based upon the provisions of SOP 98-1 (see Note 1 -- Operations and Significant Accounting Policies and Note 4 -- Property and Equipment of the Notes to Consolidated Financial Statements). All incremental costs associated with the Year 2000 issue are being expensed as incurred.

     The extent of the Company's Year 2000 exposure, the costs of achieving Year 2000 compliance and the time period within which the Company believes it will achieve its Year 2000 compliance are based on management's knowledge to date and its best estimates to date. Although the Company expects its critical systems and applications to be Year 2000 compliant prior to any anticipated impact on its operations, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty, as well as the timing and cost of achieving Year 2000 compliance (if at all), include, but are not limited to, availability and cost of personnel, failure to identify and correct all Year 2000 susceptible systems and applications, non-compliance by customers, suppliers and other third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include the failure of third parties to provide services, such as power and telecommunication services, or the loss of the Company's automated call distributors or dialers which could, depending on its duration, result in a material disruption to the Company's operations and its ability to generate revenue.

     The Company has not yet developed a contingency plan; however, the Company will continue to assess the need for a formal contingency plan and make a determination as to the nature and scope of its contingency plan, if required, based on the progress of Year 2000 efforts by the Company and third parties by June 1999.

IMPACT OF INFLATION

     Inflation has not had a material impact upon operating results, and the Company does not expect it to have such an impact in the future. To the extent the Company experiences cost increases and is not able to increase its billing rates to offset the costs, such cost increases must be recovered through operating efficiencies and improved gross profit margins. However, there can be no assurance that the Company's business will not be so affected by inflation or that it will be able to absorb cost increases through operating efficiencies or through billing rate adjustments to customers and remain competitive.

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company experiences quarterly variations in revenues and operating income principally as a result of the timing of clients' marketing campaigns and customer service programs, the commencement of new contracts, changes in the Company's revenue mix among its various services offered to clients, including the percentage (if any) of services provided under incentive-based compensation agreements, and the timing of additional operating expenses to acquire and support new business. In addition, the completion or termination of a large customer service program or the loss or delay in the implementation of a large customer service program or in a transfer of teleservicing-based application software could cause the Company to experience such quarterly variations.

     Relative to revenue mix, due, for example, to the significantly higher margins generated from revenue earned from the transfers of teleservicing-based application software and to actual performance under incentive-based compensation agreements, fluctuations in gross and operating margins may occur whenever revenue mix or actual performance results fluctuate from quarter to quarter. See Note 15 -- Unaudited Quarterly Financial Data of the Notes to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation and development of new client relationships and programs, the maintenance of existing client relationships and programs (particularly since the Company's agreements with its clients generally do not assure the Company will generate a specific level of revenue, do not designate the Company as the exclusive service provider and are terminable on short notice), the effective completion of the implementation of the Company's restructuring plan and performance-enhancing initiatives, the achievement of satisfactory levels of both gross and operating margins, the opening of new customer interaction centers in accordance with strategic plans and in a timely and economic manner consistent with existing capacity requirements, the ability of the Company to hire, train and retain a sufficient labor force of qualified personnel at competitive wage rates, the development and continued enhancement of telecommunication, Internet, computer and information technologies and operational and financial systems (including the successful and timely completion of the implementation and installation of the PRISM Project), the level of acceptance and increased utilization by existing and new clients of the Company of Precision Resolution, InfiniteAccess and other Internet products and services, technical difficulties or errors, problems or excessive costs incurred by the Company in connection with the completion of the development, implementation and/or future enhancement of InfiniteAccess, Precision Resolution and/or IMA Advantage/Edge, and/or the integration of Internet technologies with current PRC products and services to create customer interaction centers and the success and acceptance by the Company's clients thereof, the failure of the Company to cost-effectively develop new Internet services and products or to maintain or enter into new strategic or key business relationships in connection with the development and/or enhancement of its Internet offerings, the over-estimation by the Company of the level of need and demand for customer support and service through the use of the Internet, the ability of the Company to hire, train and retain qualified technology and other personnel in connection with its development, implementation and/or enhancement efforts and the operations of prcnetcare.com, the compatibility of InfiniteAccess, Precision Resolution and other Internet products and services with existing systems of the Company's clients and the extent of the technical problems arising with respect to obtaining such compatibility, the introduction of new competitive Internet and other products and services in the Company's industry by other companies, the achievement by the Company and its suppliers and customers of Year 2000 compliance in a timely and cost efficient manner, the anticipated growth in industry trends towards outsourcing and cosourcing of telephone and Internet-based marketing and customer service operations (particularly in the telecommunications services and equipment, transportation, financial services, utility, consumer products and food and beverage industries), changes in competition and the forms of direct sales and marketing techniques, consumer interest in, and use of, the Company's clients' products and services, general economic conditions, costs of telephone services, financing and leasing of equipment, the adequacy of cash flows from operations and available financing to fund capital needs and future growth, changes in and additions to governmental rules and regulations applicable to the Company, the realization of the Company's net deferred tax asset and other risks set forth in this report, in the Company's other filings with the Securities and Exchange Commission and in the Company's press releases. These risks and uncertainties are beyond the ability of the Company to control; in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk: The Company's exposure to market risk for changes in interest rates relates primarily to its long-term debt. The Company's Credit Facility and mortgage loan with the lender for the Credit Facility both bear interest at variable rates, as discussed above under "Liquidity and Capital Resources." The Company mitigates interest rate risk by continually monitoring the interest rates.

     The table below presents outstanding principal amounts and the related fair values (in thousands), together with maturity dates as of December 31, 1998 and the weighted average interest rates for the Company's long-term debt (including current maturities thereof) subject to variable rates for the year then ended:

                                                                           WEIGHTED
                                                   OUTSTANDING             AVERAGE
                                                    PRINCIPAL     FAIR     INTEREST     MATURITY
                                                     AMOUNT       VALUE      RATE         DATE
                                                   -----------   -------   --------   -------------
Credit Facility (prime)..........................    $ 3,300     $ 3,300     8.5%     March 2, 2001
Credit Facility (LIBOR)..........................      7,700       7,700     6.8%     March 2, 2001
Mortgage loan....................................      4,000       4,000     7.0%     June 1, 2005
                                                     -------     -------
Total long-term debt subject to variable rates...    $15,000     $15,000
                                                     =======     =======

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

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public
  Accountants -- PricewaterhouseCoopers LLP.................   F-1
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   F-2
For the years ended December 31, 1998, 1997 and 1996:
     Consolidated Statements of Operations..................   F-3
     Consolidated Statements of Shareholders' Equity........   F-4
     Consolidated Statements of Cash Flows..................   F-5
Notes to Consolidated Financial Statements..................   F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the Company's 1998 fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement to be filed with the SEC within 120 days of the Company's 1998 fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement to be filed with the SEC within 120 days of the Company's 1998 fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information set forth in the Company's Definitive Proxy Statement to be filed with the SEC within 120 days of the Company's 1998 fiscal year-end.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1. Financial Statements
     See Index to Financial Statements located in Item 8 of
      this report.
2. Financial Statement Schedule
                                                              PAGE
                                                              ---

     Schedule II -- Valuation and Qualifying Accounts.......  S-1

     3. Exhibits

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
   3.1    Articles of Incorporation of Precision Response Corporation
          (Exhibit 3.1 to Form S-1)*
   3.2    Bylaws of Precision Response Corporation as amended on July
          23, 1996 (incorporated by reference to Exhibit 3.2 of the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended June 30, 1996, File No. 0-20941) and as further
          amended by Amendment to Article II, Section 6 of the Bylaws of the Company effective on February 19, 1997 (incorporated by reference to Exhibit 3.2 of the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1997,
          File No. 0-20941)
   9.1    Voting Trust Agreement, dated as of February 16, 1996,
          between Richard Mondre and Mark Gordon (Exhibit 9.1 to Form
          S-1)*
   9.2    Voting Trust Agreement, dated as of February 16, 1996,
          between Richard Mondre and David Epstein (Exhibit 9.2 to
          Form S-1)*
   9.3    A separate Amendment to Voting Trust Agreement, dated as of
          December 27, 1996, for each of the Voting Trust Agreements dated as of February 16, 1996 described in Exhibit numbers
          9.1 and 9.2, hereto (incorporated by reference to Exhibit
          9.5 to Amendment No. 1 to the Company's Registration
          Statement on Form S-1 (File No. 333-18823), initially filed on December 26, 1996)
  10.1    Precision Response Corporation Amended and Restated 1996
          Incentive Stock Plan as amended through May 15, 1997
          (incorporated by reference to Exhibit 10.1 of the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1997, File No. 0-20941)+

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------

10.2 Precision Response Corporation Amended and Restated 1996 Incentive Stock Plan (as amended through June 12, 1998) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20941)+
10.3 Precision Response Corporation 1996 Nonemployee Director Stock Option Plan (Exhibit 10.2 to Form S-1)*+
10.4 Precision Response Corporation Profit Sharing Plan (Exhibit 10.3 to Form S-1)*+
10.5     Employment Agreement with Mark Gordon (Exhibit 10.4 to Form S-1)*+
10.6     Employment Agreement with David Epstein (Exhibit 10.5 to Form S-1)*+
10.7     Employment Agreement with Richard Mondre (Exhibit 10.6 to Form S-1)*+
10.8 Stock Purchase and Shareholder Agreement, dated February 16, 1996, between Richard Mondre and Mark Gordon, as amended effective as of February 16, 1996 (Exhibit 10.8 to Form S-1)*
10.9 Stock Purchase and Shareholder Agreement, dated February 16, 1996, between Richard Mondre and David Epstein, as amended effective as of February 16, 1996 (Exhibit 10.9 to Form S-1)*
10.10 Agreement, dated February 16, 1996, among Richard Mondre, Mark Gordon and David Epstein (Exhibit 10.10 to Form S-1)*
10.11 Stockholder Agreement, dated May 10, 1996, between Mark Gordon and David Epstein (Exhibits 10.14 to Form S-1)*
10.12    S Corporation Tax Allocation and Indemnification Agreement (Exhibit
         10.15 to Form S-1)*
10.13    Form of Indemnification Agreement (Exhibit 10.17 to Form S-1)*
10.14 Net Lease, dated May 1, 1996, between MJG Properties, Inc. and Precision Response Corporation (13180 N.W. 43rd Avenue lease) (Exhibit
         10.18 to Form S-1)*
10.15 Net Lease, dated May 1, 1996, between MJG Properties, Inc. and Precision Response Corporation (4250 N.W. 135th Street lease) (Exhibit
         10.19 to Form S-1)*
10.16 Lease Agreement and Option to Purchase Real Property, dated January 23, 1996, between Burger King Corporation and Precision Response Corporation (without schedules) (Exhibit 10.21 to Form S-1)*
10.17 Assignment of Lease, dated as of April 18, 1996, between Precision Response Corporation and Deerwood Realty Partners, Ltd (Exhibit 10. 22 to Form S-1)*
10.18 Sublease, dated May 1, 1996, between Precision Response Corporation and Deerwood Realty Partners, Ltd. (Exhibit 10.23 to Form S-1)*
10.19 Lease, dated January 25, 1996, between Donald V. Mariutto and Eugene L. Mariutto, and Precision Response Corporation (Exhibit 10.24 to Form S-1)*
10.20 Assignment of Lease, dated April 30, 1996, between Precision Response Corporation and Deerwood Realty Partners, Ltd. (Exhibit 10.25 to Form S-1)*
10.21 Sublease, dated May 1, 1996, between Precision Response Corporation and Deerwood Realty Partners, Ltd. (Exhibit 10.26 to Form S-1)*
10.22 Registration Rights Agreement, dated May 15, 1996, between Precision Response Corporation and Mark Gordon (Exhibit 10.27 to Form S-1)*
10.23 Registration Rights Agreement, dated May 15, 1996, between Precision Response Corporation and David Epstein (Exhibit 10.28 to Form S-1)*
10.24 Employment Agreement with Richard N. Ferry, Jr. dated May 15, 1996*, as amended by Amendment to Employment Agreement dated as of November 10, 1997 between the Company and Mr. Ferry (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-20941)+

10.25 Net Lease, dated May 1, 1996, between Deerwood Realty Partners, Ltd. and Precision Response Corporation (Exhibit 10.30 to Form S-1)*
10.26 Employment Agreement with Paul M. O'Hara dated August 9, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-20941), as amended by Amendment to Employment Agreement dated as of November 10, 1997 between the Company and Mr. O'Hara (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-20941)+
10.27 Independent Contractor Agreement, dated July 26, 1996, between Bernie Kosar, Jr. and Precision Response Corporation (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-20941) and Amendment to Stock Option Agreement effective as of July 26, 1996 between Bernie Kosar, Jr. and Precision Response Corporation (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (File No. 333-18823), initially filed on December 26, 1996)+
10.28 Employment Agreement with Bernie Kosar, Jr. dated February 19, 1997 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-20941), as amended by Amendment to Employment Agreement dated as of October 1, 1997 between the Company and Mr. Kosar (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-20941)+
10.29 Employment Agreement dated as of April 15, 1997 between the Company and Thomas C. Teper (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-20941)+
10.30 Credit Agreement (with exhibits but without schedules) Dated as of March 2, 1998 among the Company, as the Borrower, NationsBank, N.A. and the other lenders that become signatories thereto, as the Banks, and NationsBank, N.A., as the Agent (incorporated by reference to Exhibit
         10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-20941)
10.31 First Amendment to Credit Agreement effective as of June 30, 1998 between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20941)
10.32 Second Amendment to Revolving Credit Agreement effective as of September 30, 1998 between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-20941)
10.33 Mortgage Loan Agreement dated as of May 29, 1998 between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20941)
10.34 Consolidated Renewal Promissory Note dated as of May 29, 1998 from the Company payable to the order of NationsBank, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20941)
10.35 First Amendment to Mortgage Loan Agreement effective as of June 30, 1998 between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20941)
10.36 Second Amendment to Mortgage Loan Agreement effective as of September 30, 1998 between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-20941)
10.37 Confirmation letter dated December 1, 1998 from NationsBank, N.A. to the Company regarding definition of "fixed charge coverage ratio" (filed herewith)

10.38 Employment Agreement dated as of August 4, 1998 between the Company and Robert Tenzer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-20941)+

10.39 Employment Agreement dated as of October 6, 1998 between the Company and James R. Weber (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-20941)+

10.40 Employment Agreement effective as of October 20, 1998 between the Company and Wesley T. O'Brien (filed herewith)+

10.41 Letter agreement effective as of October 1, 1998 from the Company to and accepted by Bernard J. Kosar, Jr. (filed herewith)+

23.1     Consent of PricewaterhouseCoopers LLP (filed herewith)

27.1     Financial Data Schedule (filed herewith)



-------------------------

* Previously filed and incorporated by reference to exhibit in the Company's Registration Statement on Form S-1, as amended (File No. 333-03209), initially filed on May 6, 1996 ("Form S-1"), as set forth after such agreement or document.
+ Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

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

                                          PRECISION RESPONSE CORPORATION
                                                             (Registrant)

                                          By:      /s/ PAUL M. O'HARA
                                            ------------------------------------
                                            Paul M. O'Hara
                                            Executive Vice President -- Finance
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

Dated: March 30, 1999

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

                      SIGNATURE                                    TITLE                      DATE
                      ---------                                    -----                      ----
                 /s/ MARK J. GORDON                    Chairman of the Board          March 30, 1999
-----------------------------------------------------
                   Mark J. Gordon

                /s/ DAVID L. EPSTEIN                   Chief Executive Officer and    March 30, 1999
-----------------------------------------------------  Director
                  David L. Epstein                     (Principal Executive Officer)

                /s/ RICHARD D. MONDRE                  Executive Vice President,      March 30, 1999
-----------------------------------------------------  General Counsel, Secretary
                  Richard D. Mondre                    and Director

                 /s/ PAUL M. O'HARA                    Executive Vice President --    March 30, 1999
-----------------------------------------------------  Finance and Chief Financial
                   Paul M. O'Hara                      Officer

             /s/ THOMAS F. JENNINGS, JR.               Vice President and Controller  March 30, 1999
-----------------------------------------------------  (Principal Accounting
               Thomas F. Jennings, Jr.                 Officer)

              /s/ BERNARD J. KOSAR, JR.                Director                       March 30, 1999
-----------------------------------------------------
                Bernard J. Kosar, Jr.

               /s/ RICHARD N. KRINZMAN                 Director                       March 30, 1999
-----------------------------------------------------
                 Richard N. Krinzman

                                                       Director                               , 1999
-----------------------------------------------------
                  Christian Mustad

                 /s/ NEIL A. NATKOW                    Director                       March 30, 1999
-----------------------------------------------------
                   Neil A. Natkow

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Precision Response Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 8 and Item 14(a)(1) and (2) of this Form 10-K present fairly, in all material respects, the financial position of Precision Response Corporation and subsidiaries at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Miami, Florida
February 17, 1999

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,656    $ 11,080
  Accounts receivable, net of allowances of $8,225 and
     $2,864, in 1998 and 1997, respectively.................    42,771      31,289
  Income taxes receivable...................................       215       6,970
  Deferred income taxes.....................................     6,906       2,796
  Prepaid expenses and other current assets.................     4,186       5,866
                                                              --------    --------
          Total current assets..............................    55,734      58,001
Property and equipment, net.................................    71,414      63,301
Deferred income taxes.......................................     5,516       3,589
Other assets................................................       782       2,522
                                                              --------    --------
          Total assets......................................  $133,446    $127,413
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations...............  $  2,510    $  2,393
  Accounts payable..........................................    16,571      13,725
  Restructuring accrual.....................................     3,244       2,863
  Accrued compensation expenses.............................     3,108       5,101
  Other accrued expenses....................................     7,174       6,444
  Customer deposits.........................................     1,108       3,954
                                                              --------    --------
          Total current liabilities.........................    33,715      34,480
Long-term obligations, less current maturities..............    16,916       3,493
Restructuring accrual.......................................     3,456          --
                                                              --------    --------
          Total liabilities.................................    54,087      37,973
                                                              --------    --------
Commitments and contingencies (see Notes 6 and 14)..........        --          --
Shareholders' equity:
  Common stock, $0.01 par value; 100,000,000 shares
     authorized; 21,549,000 and 21,542,000 issued and
     outstanding, respectively..............................       215         215
  Additional paid-in capital................................    97,179      97,179
  Accumulated deficit.......................................   (18,035)     (7,846)
  Unearned compensation.....................................        --        (108)
                                                              --------    --------
          Total shareholders' equity........................    79,359      89,440
                                                              --------    --------
          Total liabilities and shareholders' equity........  $133,446    $127,413
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1997
                                                              ---------   ---------   --------
REVENUES....................................................  $175,173    $143,584    $97,637
                                                              --------    --------    -------
OPERATING EXPENSES:
  Cost of services..........................................   153,638     128,177     71,345
  Selling, general and administrative expenses..............    23,290      25,874     14,727
  Restructuring and asset impairment charges................    13,583      11,591         --
                                                              --------    --------    -------
          Total operating expenses..........................   190,511     165,642     86,072
                                                              --------    --------    -------
          Operating (loss) income...........................   (15,338)    (22,058)    11,565
OTHER INCOME (EXPENSE):
  Interest income...........................................       261         984        298
  Interest expense..........................................    (1,050)       (702)      (986)
                                                              --------    --------    -------
          (LOSS) INCOME BEFORE INCOME TAXES.................   (16,127)    (21,776)    10,877
Income tax (benefit) provision..............................    (5,938)     (8,710)     3,027
                                                              --------    --------    -------
          NET (LOSS) INCOME.................................  $(10,189)   $(13,066)   $ 7,850
                                                              ========    ========    =======
NET LOSS PER COMMON SHARE:
  Basic.....................................................  $  (0.47)   $  (0.61)
                                                              ========    ========
  Diluted...................................................  $  (0.47)   $  (0.61)
                                                              ========    ========
PROFORMA DATA (UNAUDITED):
  Income before proforma income taxes.......................                          $10,877
  Proforma provision for income taxes relating to S
     corporation............................................                            4,358
                                                                                      -------
          PROFORMA NET INCOME...............................                          $ 6,519
                                                                                      =======
PROFORMA NET INCOME PER COMMON SHARE:
  Basic.....................................................                          $  0.36
                                                                                      =======
  Diluted...................................................                          $  0.36
                                                                                      =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic.....................................................    21,548      21,393     18,083
                                                              ========    ========    =======
  Diluted...................................................    21,548      21,393     18,171
                                                              ========    ========    =======

   The accompanying notes are an integral part of these financial statements.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         COMMON STOCK     ADDITIONAL   RETAINED      DUE FROM
                                        ---------------    PAID-IN     EARNINGS    SHAREHOLDERS,     UNEARNED
                                        SHARES   AMOUNT    CAPITAL     (DEFICIT)        NET        COMPENSATION    TOTAL
                                        ------   ------   ----------   ---------   -------------   ------------   --------
Balance at December 31, 1995..........  16,400    $164     $    72     $  2,787        $(207)         $  --       $  2,816
  Net income..........................      --      --          --        7,850           --             --          7,850
  Payment of dividends................      --      --          --       (5,243)          --             --         (5,243)
  Net repayments from Shareholders....      --      --          --           --          207             --            207
  Issuance of common stock............   3,600      36      47,045           --           --             --         47,081
  Stock option grants.................      --      --         691           --           --           (691)            --
  Amortization of unearned
    compensation......................      --      --          --           --           --            239            239
                                        ------    ----     -------     --------        -----          -----       --------
Balance at December 31, 1996..........  20,000     200      47,808        5,394           --           (452)        52,950
  Net loss............................      --      --          --      (13,066)          --             --        (13,066)
  Payment of dividend.................      --      --          --         (174)          --             --           (174)
  Issuance of common stock............   1,500      15      49,149           --           --             --         49,164
  Exercise of employee stock
    options...........................      42      --         222           --           --             --            222
  Amortization of unearned
    compensation......................      --      --          --           --           --            344            344
                                        ------    ----     -------     --------        -----          -----       --------
Balance at December 31, 1997..........  21,542     215      97,179       (7,846)          --           (108)        89,440
  Net loss............................      --      --          --      (10,189)          --             --        (10,189)
  Exercise of employee stock
    options...........................       7      --          --           --           --             --             --
  Amortization of unearned
    compensation......................      --      --          --           --           --            108            108
                                        ------    ----     -------     --------        -----          -----       --------
Balance at December 31, 1998..........  21,549    $215     $97,179     $(18,035)       $  --          $  --       $ 79,359
                                        ======    ====     =======     ========        =====          =====       ========

   The accompanying notes are an integral part of these financial statements.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES:
  Net (loss) income.........................................  $(10,189)   $(13,066)   $  7,850
  Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................    12,822      11,506       3,631
     Provision for bad debts and sales allowances...........    14,534       5,895       5,215
     Amortization of unearned compensation..................       108         344         239
     Restructuring and asset impairment charges.............     6,458       6,832          --
     Other asset write-offs.................................     5,392          --          --
     Deferred income taxes..................................    (6,037)     (4,905)        172
  Changes in operating assets and liabilities, excluding
     effects of acquisition:
     Accounts receivable....................................   (30,165)     (7,205)    (28,647)
     Income taxes receivable................................     6,755      (6,970)         --
     Prepaid expenses and other current assets..............      (448)     (4,048)     (2,545)
     Other assets...........................................      (247)        787      (1,195)
     Accounts payable.......................................     3,549      (3,761)     15,163
     Restructuring accrual..................................     4,497       2,863          --
     Accrued compensation expenses..........................    (1,993)      1,023       2,751
     Income taxes payable...................................        --      (3,297)      1,645
     Other accrued expenses.................................       815       3,748         944
     Customer deposits......................................    (2,846)      1,534       1,864
                                                              --------    --------    --------
          Net cash provided by (used in) operating
            activities......................................     3,005      (8,720)      7,087
                                                              --------    --------    --------
INVESTING ACTIVITIES:
  Cash acquired in acquisition, net of cash paid............        --         192          --
  Purchases of property and equipment.......................   (24,883)    (34,251)    (35,483)
                                                              --------    --------    --------
          Net cash used in investing activities.............   (24,883)    (34,059)    (35,483)
                                                              --------    --------    --------
FINANCING ACTIVITIES:
  Net proceeds (payments) from revolving credit loan........    11,000          --      (2,996)
  Proceeds from long-term obligations.......................     4,000          --          --
  Payments on long-term obligations.........................    (2,546)     (2,615)     (3,658)
  Net proceeds from issuance of common stock................        --      49,386      47,081
  Dividend paid.............................................        --        (174)     (5,243)
  Net payments from shareholders............................        --          --         207
                                                              --------    --------    --------
          Net cash provided by financing activities.........    12,454      46,597      35,391
                                                              --------    --------    --------
Net (decrease) increase in cash and cash equivalents........    (9,424)      3,818       6,995
Cash and cash equivalents at beginning of year..............    11,080       7,262         267
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $  1,656    $ 11,080    $  7,262
                                                              ========    ========    ========
Supplemental cash flow information:
  Cash paid for interest, including capital leases, net of
     amounts capitalized....................................  $    893    $    724    $    964
                                                              ========    ========    ========
  Cash paid for income taxes................................  $    215    $  3,330    $  1,210
                                                              ========    ========    ========
Supplemental schedule of non-cash investing and financing
  activities:
  Installment loans and capital lease obligations...........  $     --    $  1,687    $  8,362
                                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Precision Response Corporation and subsidiaries (the "Company") is a full-service provider of teleservices, Internet customer communications, database marketing and management, and fulfillment services on an outsourced and cosourced basis to large corporations. The Company currently operates 4,500 workstations in eight call centers, of which three have multimedia capabilities, all located in Florida.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates consist primarily of the allowance for doubtful accounts and sales allowances, the valuation allowance on net deferred tax assets, the useful lives of property and equipment, and accrued expenses. Actual results could differ from those estimates.

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

     Upon the sale, retirement or other disposition of assets, the related cost and accumulated depreciation or amortization is eliminated from the accounts. Any resulting gains or losses from disposals are included in the Consolidated Statements of Operations.

  Long-Lived Assets

     The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (see Note 3 -- Restructuring and Other Non-Recurring Special Charges).

  Capitalized Interest

     The Company capitalizes certain interest costs recognized on borrowings as part of the historical cost of acquiring or producing certain assets in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost. The amount capitalized is an allocation of the interest cost incurred during the

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES period required to complete the asset. During 1998, certain borrowings under the Company's revolving credit facility (see Note 5 -- Credit Facilities and Long-Term Debt) were used to partially fund the Company's PRISM Project (see
Note 4 -- Property and Equipment), and the resulting interest costs incurred have been capitalized. Total interest cost incurred during 1998 was $1.3 million, of which $1.1 million was expensed and is included in the accompanying 1998 Consolidated Statements of Operations, and the remaining $200,000 was capitalized and is included in Property and equipment, net in the accompanying Consolidated Balance Sheets. As each module of the PRISM Project is implemented, all associated capitalized costs, including capitalized interest, will begin to be amortized on a straight-line basis over the module's estimated useful life.

  Revenue Recognition

     The Company recognizes revenues as services are performed. Teleservicing charges are primarily based on a fixed hourly fee for dedicated service. Beginning in the third quarter of 1997, the Company also generated teleservicing revenues under incentive-based compensation agreements whereby the amount of revenue earned correlates to the achievement of established targets. Charges for database marketing and management services are based on an hourly rate or on the volume of information stored. Charges for fulfillment services are typically assessed on a transaction basis, with an additional charge for warehousing products for customers.

     Revenues earned from the transfers of software by the Company are generally recognized when the software has been shipped, payment is due within one year, collectibility is probable and there are no significant obligations remaining. No such revenues were recognized in 1998.

  Software Development Costs

     The Company capitalized costs related to the development of certain software products integral to the Company's teleservicing programs and recent business process reengineering, which were either for internal use or with an objective of being marketed externally. Capitalized software development costs were reported at the lower of unamortized cost or net realizable value based upon future use on a product-by-product basis. In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS No. 86"), capitalization of these software development costs began when technological feasibility had been established and ended when the product was available for general use in the Company's teleservicing programs. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future demand for teleservicing programs, estimated economic life and changes in software and hardware technologies.

     Commencing upon initial product release, capitalized software costs were amortized on an individual product basis using the straight-line method over the estimated economic life of the product or three years. The amount of externally marketed software development costs capitalized in 1997 was $1,660,000. No software development costs were incurred during 1998 in accordance with the provisions of SFAS No. 86. Amortization expense related to externally marketed software development costs was $744,000, $1,368,000 and $154,000 in 1998, 1997 and 1996, respectively. Externally marketed software development costs, net of accumulated amortization, in the amount of $1,987,000 as of December 31, 1997 is included in Other assets in the accompanying Consolidated Balance Sheets. In conjunction with the Company's restructuring plan during the third quarter of 1998, the remaining unamortized balance of software development costs in the amount of $1,243,000 was written off (see Note 3 -- Restructuring and Other Non-Recurring Special Charges).

     In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), the Company capitalizes acquired and internally developed or modified software solely to meet its internal needs integral to the Company's teleservicing or Internet-based programs. The Company capitalizes certain internal and external costs directly associated with

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES developing or modifying the internal use software, which begins with the application development stage and ends when the project is substantially complete and ready for its intended use. The amount of costs capitalized in 1998 relating to internal use software in process was $4.9 million, consisting principally of software purchased from external vendors, and is included in Property and equipment, net in the accompanying Consolidated Balance Sheets (see
Note 4 -- Property and Equipment). As of December 31, 1998, no internal use software development projects were ready for their intended uses and, therefore, no amortization cost related to this software is included in the accompanying Consolidated Statements of Operations. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future teleservicing program demand or Internet-based program demand, estimated economic life and changes in software and hardware technologies.

     In addition, in accordance with Emerging Issues Task Force 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation, and the provisions of SOP 98-1, the Company began capitalizing certain costs incurred in the enhancement of internal financial and operating systems associated with its initiative to implement an Enterprise Resource Planning solution, which the Company designated the PRISM Project. Costs incurred on the PRISM Project, consisting principally of software purchased from Oracle Corporation, outside consultant fees and, to a lesser extent, payroll and payroll-related costs for employees directly associated with the PRISM Project, were $8.6 million as of December 31, 1998 and are included in Property and equipment, net in the accompanying Consolidated Balance Sheets (see
Note 4 -- Property and Equipment). The PRISM Project is being implemented in phases with certain systems or modules becoming functional at different points in the project timeframe. Of the total $8.6 million, $5.5 million represents PRISM Project modules still in the application development stage and $3.1 million represents the PRISM Project modules that were placed in service during the fourth quarter of 1998. Amortization expense relating to the modules placed in service (human resources/payroll, accounts receivable, accounts payable and general ledger) was approximately $100,000 in 1998. Full implementation of all aspects of the PRISM Project is expected by the third quarter of 1999. As each module of the PRISM Project is implemented, all associated capitalized costs will begin to be amortized on a straight-line basis over the module's estimated useful life.

  Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense for qualified and non-qualified stock options granted under the Company's stock option plans is generally measured as the difference between the quoted market price of the Company's stock at the date of grant and the amount an employee must pay to acquire the stock. For options granted to other than employees in exchange for goods or services, compensation cost is measured at fair value in accordance with SFAS 123 (see Note 11 -- Stock-Based Compensation Plans).

  Advertising Expenses

     Advertising expenses are charged to operations as incurred. During 1998, 1997 and 1996, advertising expenses were $418,000, $341,000 and $464,000, respectively.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

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

     Prior to the initial public offering of the Company's common stock completed in July 1996 (the "Initial Public Offering") (see Note 2 -- Public Offerings), the Company included its income and expenses with those of its shareholders for Federal and state income tax purposes (an S corporation election). Accordingly, the Consolidated Statement of Operations for the period from January 1, 1996 through July 15, 1996 does not include a provision for Federal or state income taxes. The proforma data in the Consolidated Statements of Operations for 1996 include a provision for Federal and state income taxes as if the Company were subject to Federal and state corporate income taxes as a C corporation. This proforma provision is computed using a combined Federal and state tax rate of 37.6%.

     In connection with the Initial Public Offering, the Company converted from an S corporation to a C corporation effective July 16, 1996. Upon termination of the S corporation election, deferred income taxes in the amount of $90,000 became a net liability of the Company with a corresponding non-recurring expense in the Consolidated Statement of Operations for 1996 (see Note 9 -- Income Taxes). Deferred taxes resulting from the termination of the S corporation relate primarily to accounts receivable, other accrued expenses and property and equipment.

  Earnings Per Common Share

     During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), which supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. Basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year (all related to outstanding stock options discussed in Note 11 -- Stock-Based Compensation Plans). SFAS No. 128 had no impact on the Company's reported primary earnings per share for 1996.

  Proforma Net Income Per Common Share

     Proforma net income per common share amounts are computed based on net income on a proforma basis, after considering the Company's change in tax status, and the weighted average number of common shares outstanding during each year after retroactive adjustment for stock splits effected by way of share dividends (see Note 10 -- Capital Stock).

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting operating and geographical segments and the type and level of financial information to be discussed about those segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 in the current year and determined that it has one reportable operating segment. See Note 7 -- Information About Services and Significant Clients.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

     In March 1998, the AICPA issued Statement of Financial Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance for capitalization of certain costs incurred in the development of internal-use software and is effective for financial statements for years beginning after December 15, 1998. The Company adopted SOP 98-1 in the first quarter of 1998. See Note 1 -- Operations and Significant Accounting Policies -- Software Development Costs and Note
4 -- Property and Equipment.

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

     As a result of this review, the Company initiated a restructuring and performance enhancing initiatives plan which centered on exiting the incentive-based outbound teleservicing program and making adjustments to certain call centers' workstation capacity. Additionally, the Company decided to replace certain existing software programs utilized in its call center operations with new customer interaction software reflective of advances in customer care technology. The workstation capacity adjustments relate primarily to strained labor markets in two areas where the Company had available workstation capacity of approximately 900 workstations in each area. The Company will adjust the call center capacity in each of these two markets to approximately 500 workstations by reducing the size of its center in one of the markets and consolidating its two existing centers in the other market into a single center. In connection with the Company's decision to exit the incentive-based outbound teleservicing program and to make call center capacity adjustments, certain reductions in overhead and administrative headcount were also made resulting in the termination of nine employees.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

     In adopting this plan, the Company recorded restructuring and other non-recurring special charges of $22.1 million before taxes with an after-tax impact of $13.8 million. This pre-tax amount is allocated as follows in the Consolidated Statements of Operations for the year ended December 31, 1998:
$13.6 million to Restructuring and asset impairment charges (as further described in the next paragraph); $2.3 million to Cost of services (of which $700,000 represents cash items and $1.6 million represents non-cash items) related principally to the write-off of teleservicing software that the Company decided to replace with new customer interaction software reflective of advances in customer care technology; and $6.2 million to Selling, general and administrative expenses (of which $2.1 million represents cash items and $4.1 million represents non-cash items) principally for asset impairments of $4.1 million related to the plan to exit an incentive-based outbound teleservicing program, $1.5 million related to increases in the provisions for certain accrued liabilities, and $600,000 related to severance and other employee costs incurred during the development of the performance enhancing initiatives plan. Of the total $8.5 million in Cost of services and Selling, general and administrative expenses described above, $7.5 million was funded during 1998 and the remaining $1.0 million was accrued at December 31, 1998 and is included in Other accrued expenses in the accompanying Consolidated Balance Sheets. The Company initiated the restructuring and performance enhancing initiatives during the third quarter of 1998 and continued with implementation in the fourth quarter. The Company expects to be substantially completed during the third quarter of 1999. Implementation includes the relocation and consolidation of teleservicing programs to effectuate the closing of one call center and the reduction in size of another call center, the completion of implementation of the new customer interaction software reflective of advances in customer care technology, termination of designated employees, and exploration and realization of opportunities to divest unused facilities.

     Amounts included in Restructuring and asset impairment charges in the Consolidated Statements of Operations for the year ended December 31, 1998 include cash items such as severance and other employee-related costs of $1.0 million and lease and other facility exit costs associated with the reduction of workstation capacity of $6.1 million. Of the total $7.1 million, $900,000 was funded during 1998 and the remaining $6.2 million is accrued as of December 31, 1998 as part of the restructuring accrual. Non-cash restructuring and asset impairment charges of $6.5 million are primarily related to the write-off of leasehold improvements and telephone and computer equipment associated with the reduction in workstation capacity.

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

     In adopting this plan, the Company recorded a non-recurring special charge of $26.2 million before taxes with an after-tax impact of $15.7 million. This amount is allocated as follows in the Consolidated Statements of Operations for the year ended December 31, 1997: $11.6 million to Restructuring and asset impairment charges (as further described in the next paragraph); $7.8 million to Cost of services (of which $6.6 million

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES represented cash items and $1.2 million represented non-cash items) related principally to significant, non-capitalizable start-up and other costs incurred in expanding and improving the Company's ability to provide certain types of teleservicing and fulfillment services which it had previously been providing only on a limited basis (these costs primarily related to development of systems applications and training modules as well as actual employee training); and $6.8 million to Selling, general and administrative expenses (of which $6.7 million represented cash items and $100,000 represented non-cash items) principally for non-recurring operating expenses including $4.8 million of costs associated with the development of the Company's restructuring and cost reduction initiatives, increases in the provisions for certain accrued liabilities totaling $1.9 million and various balance sheet write-offs totaling $100,000. Of the total $14.6 million in Cost of services and Selling, general and administrative expenses described above, $11.4 million was funded during 1997 and the remaining $3.2 million was accrued at December 31, 1997 and is included in Other accrued expenses in the accompanying Consolidated Balance Sheets. The Company initiated the restructuring and cost savings initiatives during the third quarter of 1997 and, since September 30, 1997, the Company had terminated designated employees and reorganized its operational and administrative management structure in connection with the restructuring and cost savings plan. The Company also completed the relocation and consolidation of administrative office space into unused space at an existing facility. Additionally, the Company also continued its attempts to divest unused facilities. This included termination in February 1998 of a lease for an unused facility whose landlord is a corporation that is wholly owned by the Company's Chairman of the Board. In consideration of a termination payment of approximately $82,000, the landlord relieved the Company of its future lease commitments totaling approximately $161,000. The Company believes that the amount of the termination payment was no less favorable to it than could have been negotiated from an unaffiliated party. The Company's implementation throughout 1998 was substantially completed prior to the Company's initiation of additional restructuring and performance enhancing initiatives described above.

     Amounts included in Restructuring and asset impairment charges in the Consolidated Statements of Operations for the year ended December 31, 1997 include cash items such as severance and other employee costs of $2.1 million and lease obligations and other exit costs associated with the consolidation of three administrative locations into an existing facility and the closing of one small, unused call center of $2.6 million. Non-cash restructuring and asset impairment charges of $6.9 million are primarily related to the write-off of leasehold improvements associated with the administrative facility consolidation and closing along with the cost to fully amortize redundant systems that are not deemed recoverable in light of the aforementioned changes with the Company's largest client. At December 31, 1998, $500,000 is included in Restructuring accrual in the Consolidated Balance Sheets, relating to facility consolidation costs associated with the 1997 restructuring plan.

     The following table sets forth the details and the cumulative activity in the restructuring accrual during the year ended December 31, 1998 (in thousands):

                                                     ACCRUAL                                   ACCRUAL
                                                    BALANCE AT                                BALANCE AT
                                                   DECEMBER 31,                              DECEMBER 31,
                                                       1997       ADDITIONS   EXPENDITURES       1998
                                                   ------------   ---------   ------------   ------------
Severance and other employee costs...............     $  482       $1,057       $  (842)       $   697
Closure and consolidation of facilities
  and related exit costs.........................      2,381        6,075        (2,453)         6,003
                                                      ------       ------       -------        -------
          Total restructuring accrual............     $2,863       $7,132       $(3,295)         6,700
                                                      ======       ======       =======
          Less: current portion..................                                               (3,244)
                                                                                               -------
          Total restructuring accrual,
            long-term............................                                              $ 3,456
                                                                                               =======

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT

     Property and equipment is comprised of both owned property and property under capital leases, the details of which are set forth below (in thousands):

                                                        DECEMBER 31, 1998               DECEMBER 31, 1997         ESTIMATED
                                                  -----------------------------   -----------------------------     USEFUL
                                                   OWNED     LEASED     TOTAL      OWNED     LEASED     TOTAL       LIVES
                                                  --------   -------   --------   --------   -------   --------   ----------
Land............................................  $  1,057   $    --   $  1,057   $     --   $    --   $     --      N/A
Buildings and improvements......................     4,878        --      4,878         --        --         --      N/A
Telecommunications equipment and software.......    20,946     4,432     25,378     20,823     4,500     25,323   3-7 years
Computer equipment and software.................    33,768     5,523     39,291     27,902     5,720     33,622   3-5 years
Leasehold improvements..........................    11,167        --     11,167     11,843        --     11,843       *
Furniture and fixtures..........................     8,044       242      8,286      7,706       242      7,948   5-7 years
Vehicles........................................       111        --        111        239        70        309    3 years
                                                  --------   -------   --------   --------   -------   --------
                                                    79,971    10,197     90,168     68,513    10,532     79,045
Development in process..........................    11,408        --     11,408        457        --        457      N/A
                                                  --------   -------   --------   --------   -------   --------
                                                    91,379    10,197    101,576     68,970    10,532     79,502
Less: accumulated depreciation and
      amortization..............................   (28,368)   (1,794)   (30,162)   (13,631)   (2,570)   (16,201)
                                                  --------   -------   --------   --------   -------   --------
                                                  $ 63,011   $ 8,403   $ 71,414   $ 55,339   $ 7,962   $ 63,301
                                                  ========   =======   ========   ========   =======   ========

-------------------------

* The lesser of the asset's estimated useful life or the lease term (see also
  Note 6 -- Lease Commitments).

     Depreciation and amortization expense amounted to $12,078,000, $10,138,000 and $3,477,000 for 1998, 1997 and 1996, respectively.

     As discussed in Note 1 -- Operations and Significant Accounting Policies, the Company capitalizes certain costs in connection with internal use software and business process reengineering (PRISM Project) which will be amortized when the software is available for use or project modules are implemented. As of December 31, 1998, $4.9 million, related to internal use software in process, and $5.5 million, related to the PRISM Project modules not yet implemented, are included in Development in process in the above table. In addition, $3.1 million related to the PRISM Project modules operational as of December 31, 1998, are included in Computer equipment and software in the above table.

     During 1998, the Company acquired a property (land and existing building) in Sunrise, Florida, which will be used as a possible location for new administrative offices or, should utilization levels warrant, as a new call center. See also Note 5 -- Credit Facilities and Long-Term Debt. The building and related building improvements of $4.9 million as of December 31, 1998 were not depreciated in 1998 due to the building not being occupied or utilized during 1998.

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

     On March 2, 1998, the Company entered into a new three-year, $25.0 million revolving credit facility (the "Credit Facility"), replacing the Senior Revolving Facility. The Company may borrow up to 80% of eligible accounts receivable. The Credit Facility is collateralized by all of the Company's owned and hereafter acquired assets. The Credit Facility accrues interest at the Company's option at (i) the greater of the prime rate or the Federal funds rate plus 0.50% or (ii) the LIBOR rate plus a specified percentage (1.25% to 1.75%)

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES based upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company pays a fee of between 0.1875% and 0.25% per annum on unused commitments under the Credit Facility based upon the ratio of funded debt to EBITDA. The Company is required, under the terms of the Credit Facility, to maintain certain financial covenants and ratios, including minimum tangible net worth and funded debt to EBITDA and funded debt to capitalization ratios, to limit capital expenditures and additional indebtedness and is restricted, among other things, with respect to the declaration and payment of dividends, redemptions and acquisitions. At December 31, 1998, the outstanding balance of the Credit Facility was $11.0 million ($3.3 million at 7.75% per annum, $5.2 million at 6.56% per annum and $2.5 million at 6.82% per annum) and is included in Long-term obligations, less current maturities in the accompanying Consolidated Balance Sheets. At December 31, 1998, the available balance under the terms of the Credit Facility was $14.0 million for which the applicable unused commitment fee was at the rate of 0.1875%.

     On May 29, 1998, the Company secured a mortgage with the lender on its Credit Facility to acquire a property (land and existing building) located in Sunrise, Florida. The Company had originally planned on securing a special leasing arrangement for this property as part of its call center development plans for 1997 and, to that end, expended approximately $2.1 million during 1997 for building improvements. However, the Company subsequently decided to acquire the property outright. The new mortgage loan was for $5.1 million, of which $4.0 million was advanced at closing. The remaining $1.1 million available under the new loan was subject to the Company's completion of future improvements to the property by November 25, 1998. The Company chose not to complete the improvements by this date; hence, the $1.1 million additional availability expired on November 25, 1998. The Company is currently negotiating with the lender on its Credit Facility to extend the term of the additional funding for future improvements, although at this time no assurance can be given if such extension will be obtained. The mortgage note accrues interest payable quarterly, at the LIBOR rate plus 1.50%, of which the interest rate was 6.7% per annum at December 31, 1998. Principal payments are due quarterly, based upon a 20-year amortization schedule and are expected to commence after consummation of the additional funding for future improvements, with a balloon payment due at maturity on June 1, 2005. The mortgage loan is cross-defaulted with and has terms substantially similar to the Credit Facility.

     Effective September 30, 1998, both the revolving credit agreement and mortgage loan agreement evidencing the Credit Facility and mortgage loan, respectively, were amended to modify two financial covenant and ratio definitions, the amount of the minimum tangible net worth and the fixed charge coverage ratio. As of December 31, 1998, the Company was in compliance with all financial debt covenants.

     Effective May 1997, the Company entered into a ten-year agreement to lease its operating facility located in Jacksonville, Florida. The terms of the lease included a construction allowance payment of approximately $1.0 million made by the lessor to the Company on commencement of the lease and in return the Company was obligated to make improvements to the facility. The lease agreement also specifies that if the Company terminates the lease agreement prior to its full term, it is required to refund the lessor the $1.0 million on a pro-rata basis. In connection with the restructuring plan adopted in the third quarter of 1998 (see Note 3 -- Restructuring and Other Non-Recurring Special Charges), the Company will reduce the size of the Jacksonville facility during 1999 and, therefore, will terminate the Jacksonville lease agreement at the lease option date in May 2002, which will represent only five years of the specified ten year lease term. As such, the Company will be obligated to refund the lessor 50% of the $1.0 million construction allowance, or $500,000, upon termination of the lease. The $500,000 was accrued at December 31, 1998 and is included in Long-term obligations, less current maturities in the accompanying Consolidated Balance Sheets.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

          Long-term obligations as of December 31, 1998 and 1997 consisted of the following (in thousands):

                                                               1998       1997
                                                              -------    ------
Credit Facility.............................................  $11,000    $   --
Mortgage loan...............................................    4,000        --
Capital lease obligations...................................    3,926     5,886
Other long-term obligations.................................      500        --
                                                              -------    ------
                                                               19,426     5,886
Less: current maturities....................................   (2,510)   (2,393)
                                                              -------    ------
Long-term obligations, less current maturities..............  $16,916    $3,493
                                                              =======    ======

     Based on the borrowing rates available to the Company for debt with similar terms and average maturities, the fair value of the Company's debt approximates carrying value.

6. LEASE COMMITMENTS

     The Company's operations are conducted in leased facilities which have initial terms generally ranging from two to ten years. The leases for these facilities would generally expire between 2004 and 2022 assuming the Company's exercise of all renewal options. However, as a result of the 1998 restructuring plan and continual assessment of the capacity requirements in Jacksonville and Margate (Coconut Creek), the Company will terminate the lease agreements relating to these locations no later than the lease option dates in May 2002. However, prior to such terminations, the Company will fully vacate the Margate (Coconut Creek) facility and reduce its occupancy level at the Jacksonville facility during 1999.

     The Company also has certain equipment leases which have terms of up to five years, of which the latest expiration date occurs in 2001. Rent expense under operating leases was $6,542,000, $5,867,000 and $3,347,000 for 1998, 1997
and 1996, respectively.

     Future minimum lease payments under capital and operating leases, including all renewal periods, and the annual rentals due on the related party leases discussed in Note 8 -- Related Party Transactions, at December 31, 1998 are as follows (in thousands):

                                                              CAPITAL    OPERATING
YEAR ENDING DECEMBER 31,                                      LEASES      LEASES
------------------------                                      -------    ---------
     1999...................................................  $2,597      $ 6,162
     2000...................................................   1,575        4,864
     2001...................................................     127        4,011
     2002...................................................      --        2,800
     2003...................................................      --        2,128
     Thereafter.............................................      --       29,736
                                                              ------      -------
     Total minimum lease payments...........................   4,299      $49,701
                                                                          =======
Less: amount representing interest..........................    (373)
                                                              ------
Present value of net minimum lease payments under capital
  leases....................................................   3,926
Less: current maturities....................................  (2,310)
                                                              ------
Long-term obligations.......................................  $1,616
                                                              ======

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

7. INFORMATION ABOUT SERVICES AND SIGNIFICANT CLIENTS

     The Company has one reportable operating segment: developing and delivering solutions to its clients' customer service and marketing needs utilizing teleservices, e-mail and the Internet, database marketing and management, electronic data processing and fulfillment services.

     A significant portion of the Company's business is dependent upon several large clients. For the years ended December 31, 1998, 1997 and 1996, the Company's five largest clients accounted for approximately 76%, 64% and 81% of revenues, respectively. As of December 31, 1998, 1997 and 1996, approximately 68%, 68% and 69%, respectively, of the Company's accounts receivable were from the five largest clients. Accounts receivable represents the Company's greatest concentration of credit risk and is subject to the financial condition of its largest clients. The Company does not require collateral or other security to support clients' receivables. The Company conducts periodic reviews of its clients' financial condition and vendor payment practices to minimize collection risks on trade accounts receivable.

     During 1998, 1997 and 1996, certain clients individually accounted for more than 10% of the Company's total revenues. The clients and their related percentage and amount of total revenues (in thousands) were as follows:

                                                  YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------
                                        1998               1997               1996
                                    -------------      -------------      -------------
                                     %    AMOUNT        %    AMOUNT        %    AMOUNT
                                    ---   -------      ---   -------      ---   -------
Company A.........................  45%   $80,559      38%   $55,022      68%   $66,000
Company B.........................  12%   $20,882      11%   $15,139        *         *

-------------------------

* Accounted for less than 10% of total revenues for the year indicated.

8. RELATED PARTY TRANSACTIONS

     During 1996, but prior to the completion of the Initial Public Offering, the Company entered into various lease agreements for certain real property with a corporation that is wholly-owned by the Company's Chairman of the Board providing for aggregate annual rentals of approximately $288,000. Rent expense under these leases was $293,000, $275,000 and $264,000 for 1998, 1997 and 1996,
respectively. The primary lease term is five years with a renewal option for an additional five-year period. In accordance with the Company's 1997 restructuring plan, one of the lease agreements was terminated by the Company, and a termination payment of approximately $82,000 was made in February 1998. The Company also subleases another facility and a parking lot and leases an additional parking lot from a partnership jointly owned by certain of its shareholders. These subleases expire in January 2002 and the lease expires in June 2001, with annual rentals aggregating approximately $222,000.

     The Company elected the majority owner of one of its customers to its Board of Directors in October 1996. Sales commissions on revenues generated from various other customers were paid to this director. Total commissions and fees earned by this director were approximately $68,000 for 1996. This individual also served as an executive officer of the Company effective from January 2, 1997 through September 30, 1998. He currently remains a director and employee of the Company.

     The Company paid approximately $198,000 and $200,000 in 1998 and 1997, respectively, in fees to charter an aircraft in connection with business travel for the Company's personnel. The aircraft is owned by an entity of which the Company's Chairman of the Board is the sole shareholder.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

9. INCOME TAXES

     As described in Note 1 -- Operations and Significant Accounting Policies, on July 16, 1996, the Company converted from an S corporation to a C corporation and adopted the asset and liability method of accounting for income taxes. As a result of such conversion, actual income taxes reflected in the Consolidated Statements of Operations for 1996 are representative of the period from and including July 16, 1996.

     The components of the income tax (benefit) provision for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                              1998      1997      1996
                                                             -------   -------   ------
Current:
     Federal...............................................  $    --   $(3,805)  $2,438
     State.................................................       --        --      417
                                                             -------   -------   ------
                                                                  --    (3,805)   2,855
                                                             -------   -------   ------
Deferred:
     Federal...............................................   (5,068)   (3,632)     147
     State.................................................     (870)   (1,273)      25
                                                             -------   -------   ------
                                                              (5,938)   (4,905)     172
                                                             -------   -------   ------
                                                             $(5,938)  $(8,710)  $3,027
                                                             =======   =======   ======

     A reconciliation of the difference between the actual income tax provision and income taxes computed at the U.S. Federal statutory tax rate for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                              1998      1997      1996
                                                             -------   -------   ------
U.S. Federal statutory tax rate applied to pre-tax
  income...................................................  $(5,644)  $(7,622)  $3,807
State income taxes, net of Federal benefit.................     (577)     (790)     287
Nondeductible expenses and other, net......................      283      (298)      99
Deferred income taxes recorded due to change in tax
  status...................................................       --        --       90
Income not subject to taxation at the corporate level due
  to S corporation election................................       --        --   (1,256)
                                                             -------   -------   ------
     Income tax (benefit) provision........................  $(5,938)  $(8,710)  $3,027
                                                             =======   =======   ======

     The significant components of the net deferred tax asset (liability) as of December 31, 1998 and 1997 are as follows (in thousands):

                                                               1998      1997
                                                              -------   ------
Deferred tax assets:
  Allowances and reserves...................................  $ 9,898   $2,811
  Net operating loss and tax credit carryforwards...........   10,043    6,530
  Other.....................................................      174       85
                                                              -------   ------
                                                               20,115    9,426
Deferred tax liability:
  Property and equipment....................................    7,693    3,041
                                                              -------   ------
     Net deferred tax asset.................................  $12,422   $6,385
                                                              =======   ======

     The net deferred tax asset in the amount of $12.4 million as of December 31, 1998 is based upon expected utilization of net operating loss ("NOL") carryforwards and reversal of certain temporary

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES differences. Although realization is not assured, the Company believes it is more likely than not that all of the net deferred tax asset will be realized in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company will continue to review the assumptions used on a quarterly basis and make adjustments as appropriate.

     The Company has a Federal NOL carryforward of approximately $23.5 million and a state NOL carryforward of approximately $34.5 million, both of which will begin to expire in 2012.

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

11. STOCK-BASED COMPENSATION PLANS

     On May 31, 1996, the Company adopted the 1996 Incentive Stock Plan (the "Employee Stock Plan") and the 1996 Non-employee Director Stock Option Plan (the "Director Stock Plan"; together with the Employee Stock Plan, the "Stock Plans"). Officers, key employees and certain non-employee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units under the Employee Stock Plan. Participation in the Director Stock Plan is limited to members of the Company's Board of Directors who are not salaried officers or employees of the Company. The Company originally reserved 1,931,684 shares of common stock for issuance under the Employee Stock Plan and 96,584 shares of common stock for issuance under the Director Stock Plan, after giving effect to the previously described stock splits by way of share dividends, and subject in each case to further anti-dilution adjustments. At the Company's annual meeting of shareholders on May 15, 1997, the total number of shares reserved for issuance under the Employee Stock Plan was increased to 3,000,000, and at the Company's annual meeting of shareholders on June 12, 1998, the total number of shares reserved under the Employee Stock Plan was increased to 4,000,000.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

     Prior to the establishment of a compensation committee (the "Committee") of the Board of Directors, the Employee Stock Plan was administered by the Board of Directors of the Company. The Board of Directors or the Committee are authorized to determine, among other things, the key employees to whom, and the times at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price. The Board of Directors or the Committee also determines the treatment to be afforded to a participant in the Employee Stock Plan in the event of termination of employment for any reason, including death, disability or retirement. Under the Employee Stock Plan, the maximum term of an incentive stock option is 10 years and the maximum term of a non-qualified stock option is 15 years. Incentive stock options under the Employee Stock Plan are required to be granted at an exercise price equal to that of 100% of the fair market value at the date of grant. Non-qualified options under the Employee Stock Plan are required to be granted at an exercise price not less than 85% of the fair market value at the date of grant, except for options covering up to 50,000 shares which may be granted at an exercise price equal to or in excess of par value (or $0.01 per share) (the "$0.01 Options"). With the exception of the $0.01 Options covering 21,000 shares, non-qualified options granted under the Employee Stock Plan through December 31, 1998 have been granted at 100% of the fair market value at the date of grant.

     The Director Stock Plan provides for annual grants of non-qualified stock options to each non-employee director of the Company. The options allow such directors to annually purchase up to 2,500 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. These options will have a term of ten years and vest in equal installments over three years. Stock options to purchase 7,500, 7,500 and 5,000 shares at exercise prices ranging between $6.32 and $43.00 per share were granted under the Director Stock Plan during 1998, 1997 and 1996, respectively.

     On July 16, 1996, an executive officer of the Company was granted a non-qualified stock option to purchase 21,000 shares of common stock at an exercise price of $0.01 per share under the Employee Stock Plan. In accordance with APB 25, the difference between the fair market value of the common stock and the exercise price, which amounted to $304,290, was recorded as unearned compensation (a separate component of shareholders' equity) and is being recognized over the related three-year vesting period. Amortization of the unearned compensation recorded in the accompanying Consolidated Financial Statements in accordance with APB 25 resulted in compensation expense of $41,000, $111,000 and $152,000 for 1998, 1997 and 1996, respectively.

     During 1996, two then non-employee consultants were granted options under the Employee Stock Plan to purchase an aggregate total of 85,000 shares of common stock at various exercise prices equal to 100% of the fair market values at the dates of grant. Pursuant to the application of SFAS No. 123 in accounting for these non-employee stock options, the Company recorded $387,000 in unearned compensation, which is being amortized ratably over the related vesting periods. Amortization of the unearned compensation recorded in the accompanying Consolidated Financial Statements in accordance with SFAS No. 123 resulted in compensation expense of $67,000, $233,000 and $87,000 for 1998, 1997 and 1996,
respectively.

     In late November 1997, the Company offered each employee, who had previously been granted options to purchase the Company's stock, the opportunity to change the option price, date of grant and vesting period effective December 5, 1997 (the "Repricing"). Under the terms of the Repricing, all previously granted stock options would be cancelled, including any vested options, and the employee would be granted the same number of options at the fair market value of the Company's common stock on December 5, 1997, which was $7.875 per share. The new grants would generally vest on a straight-line basis on each of the first five anniversaries from the new date of grant. At the time of the offer, the Company had approximately 170 employees who had been granted options to purchase the Company's common stock since the Company's Initial Public Offering with option prices ranging from $14.50 to $43.00. The Repricing plan was accepted by approximately 125 eligible Company employees with respect to 925,000 outstanding stock options.

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

     During the second quarter of 1998, the Company repriced options to purchase 100,000 shares of common stock previously issued to an employee. The exercise price of the options was reduced from $17.625 per share to $8.00 per share, the fair market value of the Company's common stock on the date of repricing. The repriced options were fully vested on the date of repricing and are exercisable through May 4, 2007.

     The fair value of each option grant under the Company's Stock Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                                 1998          1997           1996
                                               ---------    -----------    -----------
Expected volatility..........................    73.0%         78.3%          15.0%
                                                                             5.92%-
Risk-free interest rate......................  4.1%-5.9%    5.92%-6.81%       6.74%
Dividend yield...............................    0.0%          0.0%           0.0%
                                                 1-10
Expected life................................    years        7 years       3-8 years

     A summary of the status of the Company's Stock Plans as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                                                                WEIGHTED-
                                                                             AVERAGE EXERCISE
                                                              NUMBER OF           PRICE
                                                               OPTIONS          PER OPTION
                                                              ----------     ----------------
Outstanding at January 1, 1996..............................          --          $   --
  Granted:
     Pursuant to the Initial Public Offering(1).............     272,000           13.38(2)
     Subsequent to the Initial Public Offering..............     651,000           31.83
  Exercised.................................................          --              --
  Forfeited.................................................     (18,250)          14.50
                                                              ----------
Outstanding at December 31, 1996............................     904,750           26.63
  Granted...................................................   3,667,750(3)        12.40
  Exercised.................................................     (42,000)           7.02
  Forfeited.................................................  (1,865,117)(3)       25.34
                                                              ----------
Outstanding at December 31, 1997............................   2,665,383            8.26
  Granted...................................................   1,663,750(4)         6.60
  Exercised.................................................      (7,000)           0.01
  Forfeited.................................................    (481,483)(4)       10.06
                                                              ----------
Outstanding at December 31, 1998............................   3,840,650            7.39
                                                              ==========

-------------------------

(1) No stock options were initially granted upon adoption of the Company's Stock Plans but rather initially as a result of the Initial Public Offering, with the effective date of such offering (July 16, 1996) representing the grant date for these stock options.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

(2) Includes the $0.01 Options covering 21,000 shares, which were granted on July 16, 1996. The remainder of these stock options were granted at an exercise price of $14.50 per share.

(3) Includes 925,000 shares cancelled and then subsequently re-granted as part of the Repricing and 646,000 shares cancelled and then subsequently re-granted in the fourth quarter of 1997 as part of a repricing of three executive officers' stock options at exercise prices ranging between $6.88 and $7.41 per share.

(4) Includes 100,000 shares cancelled and, then, subsequently re-granted in the second quarter of 1998 as part of a repricing of an employee's stock options at an exercise price of $8.00 per share.

     The number of options exercisable at December 31, 1998, 1997 and 1996, was 1,243,759, 225,464 and 5,000, respectively. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $4.30, $9.53 and $10.49, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                          --------------------------------------------   -----------------------------
                                               WEIGHTED-
                               NUMBER           AVERAGE      WEIGHTED-        NUMBER         WEIGHTED-
                             OUTSTANDING       REMAINING      AVERAGE       EXERCISABLE       AVERAGE
                           AT DECEMBER 31,    CONTRACTUAL    EXERCISE     AT DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES        1998          LIFE (YEARS)     PRICE           1998            PRICE
------------------------  -----------------   ------------   ---------   -----------------   ---------
$0.01(1)...............           7,000           4.54        $ 0.01                --        $   --
$4.69 to $6.875........       1,216,000           7.13          6.19           502,114          6.72
$6.94..................         730,250           6.01          6.94                --            --
$7.41..................         445,000           5.40          7.41           341,248          7.41
$7.88(2)...............       1,040,750           5.95          7.88           240,116          7.88
$8.00 to $16.00........         364,150           6.19          8.28           129,450          8.26
$21.125 to $43.00......          37,500           3.25         34.05            30,831         34.98
                              ---------                                      ---------
$0.01 to $43.00........       3,840,650           6.27          7.39         1,243,759          7.99
                              =========                                      =========

-------------------------

(1) As noted herein, the Employee Stock Plan provides for options covering up to 50,000 shares which may be granted at an exercise price equal to or in excess of par value (or $0.01 per share).

(2) Represents the exercise price under the Repricing plan.

     Had compensation cost for the Company's Stock Plans been determined based on the fair value at the grant dates for awards under the Stock Plans consistent with the method prescribed by SFAS No. 123, the Company's net (loss) income and net (loss) income per share (diluted) in 1998, 1997 and 1996 would have been reduced to the proforma amounts indicated below (in thousands, except per share data):

                                                         1998        1997      1996(1)
                                                       --------    --------    -------
Net (loss) income:
  As reported........................................  $(10,189)   $(13,066)   $6,519
  Proforma...........................................   (14,733)    (18,474)    5,913
Diluted net (loss) income per common share:
  As reported........................................  $  (0.47)   $  (0.61)   $ 0.36
  Proforma...........................................     (0.68)      (0.86)     0.33

-------------------------

(1) In 1996, net income and diluted net income per common share are computed on a proforma basis and include a provision for Federal and state income taxes as if the Company were a C corporation for the entire year pursuant to its change in income tax status from an S corporation to a C corporation. For further details, see Note 1 -- Operations and Significant Accounting Policies.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

     The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. The Company anticipates that additional awards will be granted in future years.

12. EARNINGS PER SHARE

     The following reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------------
                                             1998                         1997                       1996
                                  --------------------------   --------------------------   -----------------------
                                                                                             PRO
                                                                                            FORMA
                                    NET                PER       NET                PER      NET               PER
                                    LOSS     SHARES   SHARE      LOSS     SHARES   SHARE    INCOME   SHARES   SHARE
                                  --------   ------   ------   --------   ------   ------   ------   ------   -----
BASIC EPS:
  (Loss) income available to
    common shareholders.........  $(10,189)  21,548   $(0.47)  $(13,066)  21,393   $(0.61)  $6,519   18,083   $0.36
EFFECT OF DILUTIVE SECURITIES:
  Stock options(1)..............        --      --       --          --      --       --       --       88       --
                                  --------   ------   ------   --------   ------   ------   ------   ------   -----
DILUTED EPS:
  (Loss) income available to
    common shareholders and
    assumed exercises...........  $(10,189)  21,548   $(0.47)  $(13,066)  21,393   $(0.61)  $6,519   18,171   $0.36
                                  ========   ======   ======   ========   ======   ======   ======   ======   =====

-------------------------

(1) The effect of 71,679 and 178,684 shares of potential common stock were anti-dilutive in 1998 and 1997, respectively.

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

     Effective January 1, 1997, the Company amended the Profit Sharing Plan to include certain 401(k) savings plan features (as amended, the "Profit Sharing/401(k) Plan"). Under the provisions of the Profit Sharing/401(k) Plan, employees meeting certain eligibility requirements may contribute a maximum of 15% of pre-tax gross wages, subject to certain restrictions imposed pursuant to the Internal Revenue Code. Company contributions are at the discretion of its Board of Directors. Vesting occurs over a six-year period at the rate of 20% per year, beginning after the second year of service. The Company accrued a contribution of $85,000 to the Profit Sharing/401(k) Plan during 1998. The Company did not contribute to the Profit Sharing/401(k) Plan or the Profit Sharing Plan during 1997 or 1996.

14. CONTINGENCIES

     On or about August 26, 1998 a lawsuit, captioned Henry E. Freeman and Freeman Industrial Enterprises Corporation v. Precision Response Corporation; Mark Gordon; David L. Epstein; and Richard Mondre (Case No. 398-CV-1895-DJS (D.
Conn)), was filed in the Superior Court of the Judicial District of Stamford/Norwalk in the state of Connecticut. The lawsuit has since been removed by the Company to the United States District Court for the District of Connecticut. This lawsuit alleges that the Company breached its contracts with the plaintiffs by allegedly failing to pay all commissions relating to certain clients whom the plaintiffs allegedly claim they procured for the Company. The complaint also contains claims of breach of fiduciary duty, breach of covenant of good faith and fair dealing, civil conspiracy, fraud/fraud in the

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES inducement, intentional infliction of emotional distress and violations of the Connecticut Unfair Trade Practices Act. The plaintiffs seek actual, compensatory and punitive damages, declaratory judgement that certain contracts are invalid due to undue influence exercised upon plaintiffs or, in the alternative, recission of such contracts, an accounting and interest, costs and attorneys' fees.

     On November 16, 1998, the Company filed a motion (i) to dismiss for lack of personal jurisdiction as to Richard Mondre and (ii) to dismiss for improper venue or, in the alternative, to transfer to the U.S. District Court for the Southern District of Florida. On that same day, the Company filed a motion to dismiss the complaint for failure to state a cause of action. Both motions are currently pending before the Court.

     On January 6, 1999, the plaintiffs voluntarily dismissed with prejudice this lawsuit against Richard Mondre, which dismissal has been approved by the Court. On or about February 12, 1999, the plaintiffs filed an Amended Complaint, asserting the same causes of actions as in the original complaint, as well as a claim for negligent misrepresentation.

     The case is currently in the discovery stage. The Company believes that the plaintiffs' allegations are totally without merit and intends to defend the lawsuit vigorously. A provision for legal defense costs has been reflected in the accompanying Consolidated Financial Statements under Other accrued expenses and Selling, general and administrative expenses which management believes is adequate based on available information. No other provisions have been reflected since management is unable, at this time, to predict the ultimate outcome of this matter.

15. UNAUDITED QUARTERLY FINANCIAL DATA

                                                                           FISCAL 1998
                                                         -----------------------------------------------
                                                           FIRST      SECOND       THIRD        FOURTH
                                                          QUARTER     QUARTER     QUARTER       QUARTER
                                                         ---------   ---------   ---------     ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...............................................   $40,535     $43,379     $44,978       $46,281
Gross profit...........................................     4,025       6,157       4,437         6,916
Operating income (loss)................................       705       1,727     (19,880)(1)     2,110
Net income (loss)......................................       373         829     (12,604)        1,213
Basic earnings (loss) per common share.................      0.02        0.04       (0.58)         0.06
Diluted earnings (loss) per common share...............      0.02        0.04       (0.58)         0.06

                                                                           FISCAL 1997
                                                         -----------------------------------------------
                                                           FIRST      SECOND       THIRD        FOURTH
                                                          QUARTER     QUARTER     QUARTER       QUARTER
                                                         ---------   ---------   ---------     ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...............................................   $38,015     $35,963     $32,002       $37,604
Gross profit (loss)....................................    10,518       6,669      (5,835)        4,055
Operating income (loss)................................     5,315         599     (28,440)(1)       468
Net income (loss)......................................     3,291         475     (17,067)          235
Basic earnings (loss) per common share.................      0.16        0.02       (0.79)         0.01
Diluted earnings (loss) per common share...............      0.16        0.02       (0.79)         0.01

-------------------------

(1) Includes non-recurring special charges of $22.1 million before taxes in 1998 and $26.2 million before taxes in 1997 as part of the Company's restructuring and cost reduction initiatives (see Note 3 -- Restructuring and Other Non-Recurring Special Charges).

                           PRECISION RESPONSE CORPORATION

                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                               (DOLLARS IN THOUSANDS)

                                                                  ADDITIONS
                                                                 CHARGED TO
                                                     BEGINNING    COSTS AND                    ENDING
                    DESCRIPTION                       BALANCE    EXPENSES(1)   DEDUCTIONS(2)   BALANCE
                    -----------                      ---------   -----------   -------------   -------
Year ended December 31, 1998:
  Allowance for doubtful accounts and sales
     allowances....................................   $2,864       $14,534        $9,173       $8,225
Year ended December 31, 1997:
  Allowance for doubtful accounts and sales
     allowances....................................    2,650         5,895         5,681        2,864
Year ended December 31, 1996:
  Allowance for doubtful accounts and sales
     allowances....................................       60         5,215         2,625        2,650

-------------------------

(1) Amounts charged to bad debt expense and sales credits were $4,314 and $10,220 in 1998, respectively, $448 and $5,447 in 1997, respectively, and $2,105 and $3,110 in 1996, respectively.

(2) Deductions represent customer accounts written-off and sales credits.

                         PRECISION RESPONSE CORPORATION

                        INDEX TO EXHIBITS FILED HEREWITH

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.37     --   Confirmation letter dated December 1, 1998 from NationsBank,
               N.A. to the Company regarding definition of "fixed charge
               coverage ratio"
10.40     --   Employment Agreement effective as of October 20, 1998
               between the Company and Wesley T. O'Brien
10.41     --   Letter agreement effective as of October 1, 1998 from the
               Company to and accepted by Bernard J. Kosar, Jr.
23.1      --   Consent of PricewaterhouseCoopers LLP
27.1      --   Financial Data Schedule