Form 10-Q
period 1999-03-31
PRECISION RESPONSE CORP
filed 1999-05-14
CIK 1013058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 1999

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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         ON MAY 12, 1999, THE REGISTRANT HAD 21,549,000 OUTSTANDING SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                     PART I.

ITEM NO.                                                                                                     PAGE(S)
--------                                                                                                     -------
      1.             FINANCIAL STATEMENTS

                     Consolidated Balance Sheets -
                          March 31, 1999 (Unaudited) and December 31, 1998.....................................    3

                     Consolidated Statements of Operations (Unaudited) -
                          Three months ended March 31, 1999 and 1998...........................................    4

                     Consolidated Statements of Cash Flows (Unaudited) -
                          Three months ended March 31, 1999 and 1998...........................................    5

                     Notes to Consolidated Financial Statements................................................   6-9

      2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS............................................................  10-18

      3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................   18

                                                     PART II.

      1.             LEGAL PROCEEDINGS.........................................................................   19

      2.             CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................   19

      6.             EXHIBITS AND REPORTS ON FORM 8-K..........................................................   20

                     Signatures................................................................................   21

                          Part I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    MARCH 31,
                                                                                      1999             DECEMBER 31,
                                                                                   (UNAUDITED)              1998
                                                                                 -----------------    -----------------
ASSETS
Current assets:
    Cash and cash equivalents..............................................       $     1,087            $    1,656
    Accounts receivable, net of allowances
        of $3,317 and $8,225, respectively.................................            37,453                42,771
    Income taxes receivable................................................               215                   215
    Deferred income taxes..................................................             6,697                 6,906
    Prepaid expenses and other current assets..............................             4,170                 4,186
                                                                                  -----------            ----------
            Total current assets ..........................................            49,622                55,734
Property and equipment, net................................................            76,333                71,414
Deferred income taxes......................................................             4,829                 5,516
Other assets...............................................................             1,046                   782
                                                                                  -----------            ----------
             Total assets...................................................      $   131,830            $  133,446
                                                                                  ===========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations............................       $     2,465            $    2,510
    Accounts payable.......................................................            11,502                16,571
    Restructuring accrual..................................................             2,525                 3,244
    Accrued compensation expenses..........................................             4,211                 3,108
    Other accrued expenses.................................................             7,488                 7,174
    Customer deposits......................................................             1,425                 1,108
                                                                                  -----------            ----------
            Total current liabilities......................................            29,616                33,715
Long-term obligations, less current maturities.............................            18,552                16,916
Restructuring accrual......................................................             3,065                 3,456
                                                                                  -----------            ----------
            Total liabilities..............................................            51,233                54,087
                                                                                  -----------            ----------

Commitments and contingencies..............................................                --                    --

Shareholders' equity:
    Common stock, $0.01 par value; 100,000,000 shares
        authorized; 21,549,000 issued and outstanding......................               215                   215
    Additional paid-in capital.............................................            97,179                97,179
    Accumulated deficit....................................................           (16,797)              (18,035)
                                                                                  -----------            ----------
            Total shareholders' equity.....................................            80,597                79,359
            Total liabilities and shareholders' equity.....................       $   131,830            $  133,446
                                                                                  ===========            ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       FOR THE THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                  ----------------------------------
                                                                                      1999                1998
                                                                                  --------------     ---------------
REVENUES.................................................................          $    46,248         $    40,535
                                                                                   -----------         -----------
OPERATING EXPENSES:
    Cost of services.....................................................               38,931              36,510
    Selling, general and administrative expenses.........................                4,870               3,320
                                                                                   -----------         -----------
            Total operating expenses.....................................               43,801              39,830
                                                                                   -----------         -----------
            Operating income ............................................                2,447                 705
OTHER INCOME (EXPENSE):
    Interest income......................................................                   23                  63
    Interest expense.....................................................                 (336)               (167)
                                                                                   -----------         -----------
           INCOME BEFORE INCOME TAXES...................................                 2,134                 601
Income tax provision.....................................................                  896                 228
                                                                                   ===========         ===========
            NET INCOME ..................................................          $     1,238         $       373
                                                                                   ===========         ===========

NET INCOME PER COMMON SHARE:
    Basic................................................................          $      0.06         $      0.02
                                                                                   ===========         ===========
    Diluted..............................................................          $      0.06         $      0.02
                                                                                   ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
    Basic................................................................               21,549              21,545
                                                                                   ===========         ===========
    Diluted..............................................................               21,633              21,943
                                                                                   ===========         ===========

















        The accompanying notes are an integral part of these consolidated financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   ------------------------------
                                                                                       1999             1998
                                                                                   -------------    -------------
Operating activities:
    Net income..................................................................   $     1,238      $       373
    Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization...........................................         3,386            3,164
        Provision for bad debts and sales allowances............................           871            2,595
        Amortization of unearned compensation...................................            --               85
        Deferred income taxes...................................................           896              228
    Changes in operating assets and liabilities:
        Accounts receivable.....................................................         4,447          (11,213)
        Income taxes receivable.................................................            --            2,741
        Prepaid expenses and other current assets...............................            16             (770)
        Other assets............................................................          (264)              79
        Accounts payable........................................................        (5,069)          (2,176)
        Restructuring accrual...................................................        (1,110)          (1,271)
        Accrued compensation expenses...........................................         1,103           (1,329)
        Other accrued expenses..................................................           314           (1,191)
        Customer deposits.......................................................           317             (960)
                                                                                   -------------    -------------
            Net cash provided by (used in) operating activities.................         6,145           (9,645)
                                                                                   -------------    -------------

Investing activities:
    Purchases of property and equipment.........................................        (8,305)          (2,916)
    Increase in restricted cash.................................................            --           (3,468)
                                                                                   -------------    -------------
            Net cash used in investing activities...............................        (8,305)          (6,384)
                                                                                   -------------    -------------

Financing activities:
    Net proceeds from revolving credit facility.................................         2,200            5,716
    Payments on long-term obligations...........................................          (609)            (767)
                                                                                   -------------    -------------
            Net cash provided by financing activities...........................         1,591            4,949
                                                                                   -------------    -------------

Net decrease in cash and cash equivalents.......................................          (569)         (11,080)

Cash and cash equivalents at beginning of period................................         1,656           11,080
                                                                                   =============    =============
Cash and cash equivalents at end of period......................................    $    1,087       $       --
                                                                                   =============    =============






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

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim unaudited consolidated financial statements. The balance sheet at December 31, 1998 included herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of results that may be expected for the full fiscal years. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 31, 1999 (the "1998 Form 10-K").

2.  EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------------------------------------
                                                                 1999                         1998
                                                     ----------------------------- ----------------------------
                                                        NET                 PER      NET                 PER
                                                      INCOME     SHARES    SHARE    INCOME    SHARES    SHARE
                                                     ----------------------------------------------------------
   BASIC EPS:
       Income available to common shareholders.      $  1,238     21,549  $  0.06   $  373      21,545 $  0.02

   EFFECT OF DILUTIVE SECURITIES:
       Stock options...........................            --         84       --       --         398      --
                                                     ----------------------------------------------------------

   DILUTED EPS:
       Income available to common shareholders
           and assumed exercises...............      $  1,238     21,633  $  0.06   $  373      21,943 $  0.02
                                                     ==========================================================

3.  PROPERTY AND EQUIPMENT

         Property and equipment is comprised of both owned property and property under capital leases, the details of which are set forth below (in thousands):

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                MARCH 31, 1999                      DECEMBER 31, 1998
                                    -----------------------------------    -----------------------------------
                                      OWNED        LEASED       TOTAL        OWNED       LEASED        TOTAL
                                    ---------    ---------    ---------    ---------    ---------    ---------

Land ............................   $   1,057           --    $   1,057    $   1,057           --    $   1,057
Buildings and improvements ......       4,878           --        4,878        4,878           --        4,878
Telecommunications equipment
  and software ..................      21,392    $   4,432       25,824       20,946    $   4,432       25,378
Computer equipment and software .      37,536        5,523       43,059       33,768        5,523       39,291
Leasehold improvements ..........      11,209           --       11,209       11,167           --       11,167
Furniture and fixtures ..........       8,125          242        8,367        8,044          242        8,286
Vehicles ........................         111           --          111          111           --          111
                                    ---------    ---------    ---------    ---------    ---------    ---------
                                       84,308       10,197       94,505       79,971       10,197       90,168

Development in process ..........      15,376           --       15,376       11,408           --       11,408
                                    ---------    ---------    ---------    ---------    ---------    ---------
                                       99,684       10,197      109,881       91,379       10,197      101,576
Less: accumulated depreciation
  and amortization ..............     (28,905)      (4,643)     (33,548)     (25,943)      (4,219)     (30,162)
                                    ---------    ---------    ---------    ---------    ---------    ---------
                                    $  70,779    $   5,554    $  76,333    $  65,436    $   5,978    $  71,414
                                    =========    =========    =========    =========    =========    =========

         In accordance with Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"), the Company capitalizes certain costs in connection with internal use software, which includes Precision Resolution, InfiniteAccess and IMA Advantage/Edge, and business process reengineering associated with its initiative to implement an Enterprise Resource Planning solution, which the Company designated the PRISM Project. These costs will be amortized when the software is available for use or project modules are implemented. As of March 31, 1999, $7.1 million, related to the internal use software not yet available for use, and $7.3 million, related to the PRISM Project modules not yet implemented, are included within Development in process in the above table. In addition, $3.7 million related to the PRISM Project modules, which are operational as of March 31, 1999, are included within Computer equipment and software in the above table.

         In accordance with Statement of Financial Accounting Standards No. 34, CAPITALIZATION OF INTEREST, the Company capitalizes interest costs that are incurred as a result of borrowings under the Company's revolving credit facility used to partially fund the Company's PRISM Project. Total interest cost incurred during the three months ended March 31, 1999 was $449,000, of which $336,000 was expensed and the remaining $113,000 was capitalized and is included within Development in process in the above table. As each module of the PRISM Project is implemented, all associated capitalized costs, including capitalized interest, will begin to be amortized on a straight-line basis over the module's estimated useful life.

4.  RESTRUCTURING AND OTHER NON-RECURRING SPECIAL CHARGES

         During the third quarter of 1998, the Company performed an extensive review of its operations and existing available workstation capacity. As a result of this review, the Company initiated a restructuring and performance enhancing initiatives plan, which centered on exiting the incentive-based outbound teleservicing program, making adjustments to certain call centers' workstation capacity, reducing overhead and administrative headcount and replacing certain existing software programs utilized in its call center operations with new customer interaction software reflective of advances in customer care technology. In adopting this plan, the Company recorded non-recurring restructuring and other special charges of approximately $22.1 million in the third quarter of 1998 with an after-tax impact of $13.8 million. Of the total non-recurring restructuring and other special charges accrued in connection with the plan, at March 31,

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1999, approximately $5.3 million is included in Restructuring accrual and $930,000 relating to other special charges is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

         As of March 31, 1999, the Company had exited the incentive-based outbound teleservices program and terminated designated employees. The Company had also initiated the relocation and consolidation of teleservicing programs to effectuate the closing of one call center and the reduction in size of another call center and the implementation of new customer interaction software reflective of advances in customer care technology, both of which are currently expected to be completed during the third quarter of 1999.

         During the third quarter of 1997, the Company initiated a restructuring and cost savings plan. As a result, the Company recorded a pre-tax non-recurring special charge to earnings of approximately $26.2 million in the third quarter of 1997 with an after-tax impact of $15.7 million. A portion of the non-recurring special charge was an accrual of costs related to severance and lease obligations connected with the Company's plan to reduce overhead and consolidate administrative facilities. At March 31, 1999, approximately $300,000 of the total costs accrued is included in Restructuring accrual in the accompanying Consolidated Balance Sheets, relating to facility consolidation costs associated with the 1997 restructuring plan.

         As of March 31, 1998, the Company had terminated designated employees and reorganized its operational and administrative management structure in connection with the 1997 restructuring and cost savings plan. The Company had also initiated the relocation and consolidation of administrative office space into unused space at an existing facility. The Company also continued to explore opportunities to divest unused facilities during the three months ended March 31, 1998. This included termination of a lease for an unused facility whose landlord is a corporation that is wholly owned by the Company's Chairman of the Board. In consideration of a termination payment of approximately $82,000 on February 28, 1998, the landlord relieved the Company of its future lease commitments totaling approximately $161,000. The Company believes that the amount of the termination payment was no less favorable to it than could have been negotiated from an unaffiliated party.

         The following table sets forth the details and the cumulative activity in the restructuring accrual during the three months ended March 31, 1999 (in thousands):

                                                        ACCRUAL                               ACCRUAL
                                                      BALANCE AT                             BALANCE AT
                                                     DECEMBER 31,                            MARCH 31,
                                                         1998            EXPENDITURES           1999
                                                    ----------------    ---------------     -------------
Severance and other employee costs............         $     697           $    (436)         $     261
Closure and consolidation of facilities and
  related exit costs..........................             6,003                (674)             5,329
                                                       ---------           ---------          ---------
           Total restructuring accrual........             6,700           $  (1,110)             5,590
                                                                           =========
           Less: current portion..............            (3,244)                                (2,525)
                                                       ---------                              ---------
           Total restructuring accrual, long-term      $   3,456                              $   3,065
                                                       =========                              =========

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5.   COMMITMENTS AND CONTINGENCIES

         On or about August 26, 1998 a lawsuit, captioned HENRY E. FREEMAN AND FREEMAN INDUSTRIAL ENTERPRISES CORPORATION V. PRECISION RESPONSE CORPORATION, MARK J. GORDON, DAVID L. EPSTEIN AND RICHARD D. MONDRE (Case No. 398-CV-1895-AVC (D. Conn)), was filed in the Superior Court of the Judicial District of Stamford/Norwalk in the state of Connecticut. The lawsuit has since been removed by the Company to the United States District Court for the District of Connecticut. This lawsuit alleges that the Company breached its contracts with the plaintiffs by allegedly failing to pay all commissions relating to certain clients whom the plaintiffs allegedly claim they procured for the Company. The complaint also contains claims of breach of fiduciary duty, breach of covenant of good faith and fair dealing, civil conspiracy, fraud/fraud in the inducement, intentional infliction of emotional distress and violations of the Connecticut Unfair Trade Practices Act. The plaintiffs seek actual, compensatory and punitive damages, declaratory judgement that certain contracts are invalid due to undue influence exercised upon plaintiffs, recission of such contracts, an accounting and interest, costs and attorneys' fees.

         On November 16, 1998, the Company filed a motion (i) to dismiss for lack of personal jurisdiction as to Richard Mondre and (ii) to dismiss for improper venue or, in the alternative, to transfer to the U.S. District Court for the Southern District of Florida. On that same day, the Company filed a motion to dismiss the complaint for failure to state a cause of action.

         On January 6, 1999, the plaintiffs voluntarily dismissed with prejudice this lawsuit against Richard Mondre, which dismissal has been approved by the Court. On or about February 12, 1999, the plaintiffs filed an Amended Complaint, asserting the same causes of action as in the original complaint, as well as a claim for negligent misrepresentation. The Company has filed a motion to dismiss the Amended Complaint for failure to state a cause of action, which is currently pending. The Company's motion to dismiss for improper venue or, in the alternative, to transfer is also currently pending before the Court.

         The case is currently in the discovery stage. The Company believes that the plaintiffs' allegations are totally without merit and intends to defend the lawsuit vigorously. A provision for legal defense costs has been accrued and is included in Other accrued expenses in the accompanying Consolidated Balance Sheets which management believes is adequate based on available information. No other provisions have been reflected since management is unable, at this time, to predict the ultimate outcome of this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW AND BASIS OF PRESENTATION

         The Company currently offers its customers single source, integrated solutions for their teleservicing, Internet communications, database marketing and management, and fulfillment needs. The Company's primary source of revenue is teleservicing activities which are comprised of both inbound (customer-initiated) and outbound (Company-initiated) calls. Teleservicing revenues are generally earned for providing services on a rate-per-hour basis. However, beginning in the third quarter of 1997, the Company had also generated teleservicing revenues under incentive-based outbound compensation agreements whereby the amount of revenue earned correlates to the achievement of established targets. At the end of the third quarter of 1998, the Company made a strategic decision to exit the incentive-based outbound programs, which was completed during the fourth quarter of 1998. The majority of teleservicing revenues are derived from inbound calls, which represented approximately 92% of teleservicing revenues and 80% of total revenues for the three months ended March 31, 1999 as compared to approximately 77% of teleservicing revenues and 56% of total revenues for the three months ended March 31, 1998. Inbound teleservicing consists mostly of longer-term customer care and customer service programs that tend to be more predictable than other teleservicing revenues. Outbound teleservicing and, in particular, incentive-based outbound teleservicing, is driven by marketing programs which change frequently relative to inbound programs. As such, outbound teleservicing is subject to greater variation in operating results (see "Fluctuations in Quarterly Results" below).

         Commencing in 1998 and during the three months ended March 31, 1999, the Company began strategic initiatives to capitalize on the extraordinary growth of Internet commerce by integrating Internet technologies with the Company's current products and services to, in effect, create multimedia customer interaction centers. In the first quarter of 1999, the Company continued to make advances in the development and marketing of the Internet-based and e-commerce services offered by PRCNETCARE.COM(SM), its recently created Internet-based customer service subsidiary. During the three months ended March 31, 1999, its first quarter of operation, PRCNETCARE.COM generated revenues of approximately $300,000 primarily from InfiniteAccess, the subsidiary's newest Internet-based customer care offering.

         The InfiniteAccess suite of products and services enables the Company to integrate clients' Internet-based customer care and e-commerce activities with the Company's existing teleservices, database marketing and management, and fulfillment services. InfiniteAccess's current base of offerings includes: PRC SmartMail, an automated electronic messaging response service; PRC Web On-Line, a Web collaborative service enabling the Company's customer care associates to interact with clients' customers live over the telephone and the Internet; PRC Internet Fulfillment Service, an e-mail and Web-based fulfillment process that supports e-commerce transactions; and PRC Host, a Web application hosting and information service that enables clients to conduct e-commerce activities while limiting their technology investments.

         In addition to InfiniteAccess, the product and service offerings of PRCNETCARE.COM include an enhanced Web-based version of Precision Resolution, which provides solutions for record standardization and error resolution for information transferred over the Internet.

         The Company is currently committed to investing and expanding its Internet-based and e-commerce services and continues to make strategic infrastructure and software investments as it seeks to leverage its existing technological capabilities into a leading position in the emerging market for interactive customer care services.

         Information services provided by the database marketing and management group typically include the design, development and implementation of software applications for use in a particular client program and the integration of the Company's systems with those of its clients.

         Fulfillment services include high-speed laser and electronic document printing, lettershop and mechanical inserting, sorting, packaging and mailing capabilities. While fulfillment services represents a relatively small portion of the Company's total revenues, it is an important element in the Company's overall marketing strategy of providing its customers with a "one-stop" solution to their telephone-based and interactive customer service and marketing needs.

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data, as a percentage of revenues, for the periods indicated:

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                 --------------------------
                                                    1999           1998
                                                 -----------    -----------
SELECTED OPERATING RESULTS:
    Revenues.................................          100.0%         100.0%
    Cost of services.........................           84.2           90.1
                                                 -----------    -----------
            Gross margin.....................           15.8            9.9
    Selling, general and administrative
      expenses...............................           10.5            8.2
                                                 -----------    -----------
            Operating income.................            5.3%           1.7%
                                                 ===========    ===========

REVENUES

         Revenues for the three months ended March 31, 1999 were $46.2 million, an increase of $5.7 million, or 14.1%, over the comparable period of the prior year. The principal components of revenues are teleservicing activities, including account services (representing 88.2% and 72.5% of revenues for the three months ended March 31, 1999 and 1998, respectively), information services (representing 8.5% and 8.9% of revenues for the three months ended March 31, 1999 and 1998, respectively) and fulfillment services (representing 3.3% and 18.6% of revenues for the three months ended March 31, 1999 and 1998, respectively).

         The Company had eight call centers and approximately 4,300 and 4,500 workstations in operation as of March 31, 1999 and March 31, 1998, respectively. In connection with its 1998 restructuring and performance-enhancing initiatives plan, the Company initiated during the first quarter of 1999 its efforts to eliminate 800 workstations in two specific call centers. As of March 31, 1999, the Company's workstation utilization rate was approximately 80%. This compares to a utilization rate of approximately 60% at March 31, 1998. Although utilization automatically increases with the reduction of workstations, the Company continues to attempt to seek the award of additional work from existing clients and pursue new client opportunities in order to improve the utilization of its workstations. Absent the award of any significant new business, the Company has no immediate plans for new call centers. Alternatively, the Company is expanding workstation capacity in its existing sites to meet current capacity needs.

         During the three months ended March 31, 1999, the Company generated revenue from several new clients. The Company commenced customer care services for a company that markets, distributes and produces bottled and canned liquid nonalcoholic refreshments, as well as a provider of shareholder services and a manufacturer and provider of eyewear lenses.

         Teleservicing activities, including account services, accounted for the majority of the revenue growth during the three months ended March 31, 1999. Revenues from teleservicing activities for the three months ended March 31, 1999 were $40.8 million, an increase of $11.4 million, or 38.8%, over the comparable period of the prior year. Major factors contributing to the increase in teleservicing revenues were the addition of several new programs for existing clients as well as the addition of new clients as discussed above. Revenues from the Company's largest client accounted for 47.4% of total revenues for the three months ended March 31, 1999, up from 35.8% for the first three months of 1998. Besides the Company's largest client, only one other client, representing 10.1% of total revenues, accounted for 10% or more of total revenues for the three months ended March 31, 1999. Generally, teleservicing revenues are earned on a rate-per-hour basis. However, during the three months ended March 31, 1998, approximately 17.3% of total revenues were earned under incentive-based compensation agreements. As discussed above, the Company ceased earning revenues under incentive-based compensation agreements during the fourth quarter of 1998.

         Revenues from information services for the three months ended March 31, 1999 were $3.9 million, an increase of $0.3 million, or 9.4%, compared to the same period of the prior year. This increase is reflective of information services provided as a result of the addition of new clients and growth in the Company's relationships with existing clients.

         Revenues from Internet-based customer care services for the three months ended March 31, 1999, in connection with PRCNETCARE.COM'S first quarter of operations, were approximately $300,000 and are included in revenues from teleservicing and information services noted above.

         Revenues from fulfillment services for the three months ended March 31, 1999 were $1.5 million, a decrease of $6.0 million, or 80.0%, compared to the same period of the prior year. Revenues from fulfillment services for the first quarter of 1998 included fulfillment services provided in connection with the incentive-based outbound teleservices program. As described above under "Overview and Basis of Presentation," the Company exited the incentive-based outbound teleservices program in the fourth quarter of 1998.

COST OF SERVICES

         Cost of services generally include all direct and some indirect costs incurred in connection with the Company's revenue-producing departments, including, but not limited to, labor, telephone expenses directly related to revenue-generating activities, equipment under operating leases used in the call centers and fulfillment facility, direct overhead for all such operational facilities, such as rent, security and insurance, and depreciation and amortization of property and equipment used in operations. Cost of services increased by $2.4 million, or 6.6%, to $38.9 million for the three months ended March 31, 1999, as compared to the same period of the prior year, principally as a result of the growth in operations. In addition, cost of services related to PRCNETCARE.COM were approximately $575,000 for the three months ended March 31, 1999, which also contributed to the increase as no such costs were incurred during the three months ended March 31, 1998.

         The decrease in cost of services, as a percentage of revenues, from 90.1% for the three months ended March 31, 1998 to 84.2% for the three months ended March 31, 1999, was primarily attributable to the Company's less than satisfactory operating results generated by the incentive-based outbound teleservices program for the three months ended March 31, 1998. As described above under "Overview and Basis of Presentation," the Company exited the incentive-based outbound teleservices program in the fourth quarter of 1998. The decrease is also attributable to the Company's continued improvement in the utilization of workstation capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") generally include the costs of central services the Company provides to support and manage its operations, including senior management, sales and marketing, human resources, finance and management information systems functions. SG&A increased $1.6 million, or 46.7%, to $4.9 million for the three months ended March 31, 1999 as compared to the same period of the prior year. A portion of this increase is due to the Company's continued advances in the development and marketing of PRCNETCARE.COM, resulting in additional SG&A of approximately $458,000 during the three months ended March 31, 1999. The remainder of the increase is principally due to the Company's growth in operations, the addition of certain management positions during the fourth quarter of 1998 and the first quarter of 1999 and annual salary increases.

         As a percentage of revenues, SG&A increased from 8.2% for the three months ended March 31, 1998 to 10.5% for the three months ended March 31, 1999. This increase is a result of the development and marketing of PRCNETCARE.COM, as well as the addition of certain management positions during the fourth quarter of 1998 and the first quarter of 1999 and annual salary increases.

INTEREST, NET

         Interest expense, net of interest income and capitalized interest, was $313,000 for the three months ended March 31, 1999 compared to net interest expense of $104,000 for the comparable period of the prior year. The increase in net interest expense is due to increased borrowings on the Company's revolving credit facility during the three months ended March 31, 1999 as compared to March 31, 1998.

INCOME TAXES

         The Company had a deferred tax asset of $11.5 million at March 31, 1999 and $12.4 million at December 31, 1998. The net deferred tax asset in the amount of $11.5 million at March 31, 1999 is based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences. Although realization is not assured, the Company believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company will continue to review the assumptions used on a quarterly basis and make adjustments as appropriate.

NET INCOME AND NET INCOME PER SHARE

         For the three months ended March 31, 1999, net income was $1.2 million compared to net income of $373,000 for the comparable period of 1998. Net income per share for the three months ended March 31, 1999 and 1998, was $0.06 and $0.02, respectively.
                                       13

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1999, the Company funded its operations and capital expenditures primarily through cash flows from operations and, to a lesser extent, bank borrowings.

         At March 31, 1999, the Company had cash and cash equivalents of $1.1 million and total long-term obligations (including current maturities thereof) of $21.0 million. Net cash provided by operating activities was $6.1 million for the three months ended March 31, 1999 and net cash used in operating activities was $9.6 million for the same period in the prior year. The decrease in cash used in operating activities from the first quarter of 1999 compared to the same period in 1998 was primarily attributable to the reduction in accounts receivable due to increased collection efforts offset in part by a decrease in accounts payable.

         Net cash used in investing activities was $8.3 million and $6.4 million for the three months ended March 31, 1999 and 1998, respectively. Investing activities for the three months ended March 31, 1999 were principally for capital expenditures. Investing activities for the three months ended March 31, 1998 included both capital expenditures and the placement of $3.5 million into escrow for the subsequent purchase of land and a building located in Sunrise, Florida.

         Capital expenditures increased from $2.9 million for the three months ended March 31, 1998 to $8.3 million for the same period of the current year. Capital expenditures for the three months ended March 31, 1998 were primarily for internal financial and operating system enhancements (the PRISM Project). Capital expenditures for the three months ended March 31, 1999 relate primarily to costs incurred for the PRISM Project, PRCNETCARE.COM product and service offerings and IMA Advantage/Edge as discussed below.

         During the first quarter of 1998, the Company began its implementation of an Enterprise Resource Planning ("ERP") solution, which will allow for all internal systems (including those related to billing, payroll, client profitability management, human resource management and general ledger) to be fully integrated into a common platform. The Company has designated its ERP implementation as the PRISM Project. The PRISM Project is utilizing both internal resources as well as outside consultants to allow for a quick and efficient implementation. Full implementation, including software, hardware, consulting fees, training and internal resources, will cost approximately $13.0 million and is expected to take place by the third quarter of 1999. The first modules of the PRISM Project, human resources/payroll, general ledger, accounts receivable and accounts payable, were placed in service during the fourth quarter of 1998. Costs of the PRISM Project have been capitalized or charged to earnings based upon SOP 98-1. See Note 3 -- Property and Equipment of the Notes to Consolidated Financial Statements.

         In connection with PCNETCARE.COM, beginning in 1998 and through the end of 1999, the Company currently expects to invest in excess of $6.0 million in developing and enhancing software products and technology infrastructure to accommodate Internet-based interactive customer communications. In addition, the Company is in the process of implementing IMA Advantage/Edge, a third-party software product. The full implementation of IMA Advantage/Edge is currently expected to cost approximately $6.0 to $7.0 million and is expected to take place during the second quarter of 1999. See Note 3 -- Property and Equipment of the Notes to Consolidated Financial Statements.

         Net cash provided by financing activities was $1.6 million and $4.9 million for the three months ended March 31, 1999 and 1998, respectively. Financing activities for the first quarter of 1999 and 1998 are principally comprised of net borrowings under the Company's revolving credit facility.

         The Company believes that funds generated from operations, available borrowings under the revolving credit facility and capital lease financings will be sufficient to finance its planned capital expenditures for 1999. The Company's long-term capital requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long-term, the Company would need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

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

         The Company has evaluated its installed computer systems, network elements, software applications and other business systems that have time-sensitive programs and has developed a plan to ensure their Year 2000 compliance. The Company has established a Year 2000 Steering Committee that meets generally weekly to monitor the progress and status of the Company's Year 2000 plan. The Company's Year 2000 plan is divided into seven major sections:
Internal Systems and Equipment (business applications for accounting, administration, human resources and other Company-wide applications and office equipment, including non-information technology infrastructure in which non-compliant software or embedded microprocessors might exist); Hardware (Company-wide information technology architecture); Software Packages (standard personal computer and individual software packages, such as electronic spreadsheet and word processing software); Application Tools and Products (products utilized by information technology development organizations to develop and implement automated business applications); Client Applications; Client Interfaces; and Third Party Suppliers. In order to address the Year 2000 issue and the seven major sections stated above, the Company's Year 2000 plan involves five phases: Planning and Awareness Phase (developing a budget and project plan); Inventory and Assessment Phase (identify systems and applications, assess risks and prioritize efforts); Remediation Phase (repair, replace or retire non-compliant systems or processes); Validation Phase (perform testing of systems and processes); and Implementation Phase.

         The following chart outlines, by major section, the phases of the Company's Year 2000 plan that have been completed or, if not yet completed, the current estimated date of completion:

                                                                          Phases
                                 -----------------------------------------------------------------------------------------
                                   Planning         Inventory
                                     and               and
       Major Section              Awareness         Assessment       Remediation        Validation        Implementation
-----------------------------    -------------     -------------    ---------------    -------------     -----------------
Internal Systems and
  Equipment................       Completed         Completed            5/99              6/99                6/99
Hardware...................       Completed            5/99           3/99-6/99            6/99                6/99
Software Packages..........       Completed            7/99              8/99              8/99                8/99
Application Tools and
  Products.................       Completed         Completed            6/99              6/99                6/99
Client Applications........       Completed            6/99              6/99              9/99                9/99
Client Interfaces..........       Completed            6/99              6/99              9/99                9/99
Third Party Suppliers......       Completed         Completed            5/99              6/99                6/99

         Since the Year 2000 issue may also affect the systems and applications of the Company's customers or suppliers, the Company has initiated formal communications with its customers and suppliers to determine their overall Year 2000 readiness and the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. As part of its overall communication process, the Company has mailed letters to all of its customers and suppliers in an effort to receive the appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. For those responses that have not been received from customers or suppliers, or for those responses that were received but without the appropriate warranties and assurances that those third parties are, or will be, Year 2000 compliant, the Company is in the process of determining if further assurances are necessary or if the Company needs to take further action, including the incurrence of additional costs and/or the creation of a contingency plan with regard to any customer or supplier that the Company believes may not be Year 2000 compliant. The final determination and creation of a contingency plan will take place approximately June 1999. Although the Company currently does not anticipate any material adverse impact on its operations as a result of Year 2000 issues of its customers or suppliers, no assurance can be given that the failure by one or more of its major suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations.

         The Company, pursuant to the PRISM Project, which was undertaken by the Company for reasons unrelated to any Year 2000 issues, has expended approximately $11.0 million of the estimated $13.0 million required to upgrade and enhance its internal financial and administrative systems. An ancillary benefit of the PRISM Project is that the resulting systems will be Year 2000 compliant with full implementation of all aspects of the PRISM Project expected by the third quarter of 1999. Based upon its most recent assessment, the Company has determined that the incremental cost of insuring that its remaining computer systems and processes are Year 2000 compliant is expected to be approximately $1.0 to $1.5 million. This amount will be funded as part of the Company's budgeted expenditures during 1999. Through March 31, 1999, the Company, exclusive of the PRISM Project, has spent approximately $426,000 on the Year 2000 issue. These amounts do not include any costs associated with the implementation of contingency plans, if required, which have not yet been developed. All incremental costs associated with the Year 2000 issue are being expensed as incurred.

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

         The Company has not yet developed a contingency plan; however, the Company will continue to assess the need for a formal contingency plan and make a determination as to the nature and scope of its contingency plan, if required, based on the progress of the Year 2000 efforts by the Company and third parties by June 1999.

FLUCTUATIONS IN QUARTERLY RESULTS

         The Company experiences quarterly variations in revenues, operating margins and operating income principally as a result of the timing of clients' marketing campaigns and customer service programs, the commencement of new contracts, changes in the Company's revenue mix among its various services offered to clients, including the percentage (if any) of services provided under incentive-based compensation agreements, and the timing of additional operating expenses to acquire and support new business and/or in connection with new products and services. In addition, the completion or termination of a large customer service program or the loss or delay in the implementation of a large customer service program or in a transfer of teleservicing-based application software could cause the Company to experience such quarterly variations.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "projects," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation and development of new client relationships and programs, the maintenance of existing client relationships and programs (particularly since the Company's agreements with its clients generally do not assure the Company will generate a specific level of revenue, do not designate the Company as the exclusive service provider and are terminable on short notice), the effective completion of the implementation of the Company's restructuring plan and performance-enhancing initiatives, the achievement of satisfactory levels of both gross and operating margins, the opening of new customer interaction centers in accordance with strategic plans and in a timely and economic manner consistent with existing capacity requirements, the ability of the Company to hire, train and retain a sufficient labor force of qualified personnel at competitive wage rates, the development and continued enhancement of telecommunication, Internet, computer and information technologies and operational and financial systems (including the successful and timely completion of the implementation and installation of the PRISM Project), the effective and timely marketing to, and level of acceptance and increased utilization by, existing and new clients of the Company of Precision Resolution, InfiniteAccess and other Internet products and services, technical difficulties or errors, problems or excessive costs incurred by the Company in connection with the completion of the development, implementation and/or future enhancement of InfiniteAccess, Precision Resolution, and/or IMA Advantage/Edge, and/or the integration of Internet technologies with the Company's current products and services to create customer interaction centers and the success and acceptance by the Company's clients thereof, the failure of the Company to cost-effectively develop new Internet services and products or to maintain or enter into new strategic or key business relationships in connection with the development and/or enhancement of its Internet offerings, the over-estimation by the Company of the level of need and demand for customer support and service through the use of the Internet, the ability of the Company to hire, train and retain qualified technology and other personnel in connection with its development, implementation and/or enhancement efforts and the operations of PRCNETCARE.COM, the compatibility of InfiniteAccess, Precision Resolution and other Internet products and services with existing systems of the Company's clients and the extent of the technical problems arising with respect to obtaining such compatibility, the introduction of new competitive Internet and other products and services in the Company's industry by other companies, the achievement by the Company and its suppliers and customers of Year 2000 compliance in a timely and cost efficient manner, the anticipated growth in industry trends towards outsourcing and cosourcing of telephone and Internet based marketing and customer service operations (particularly in the telecommunications services and equipment, transportation, financial services, utility, consumer products and food and beverage industries), changes in competition and the forms of direct sales and marketing techniques, consumer interest in, and use of, the Company's clients' products and services, general economic conditions, costs of telephone services, financing and leasing of equipment, the adequacy of cash flows from operations and available financing to fund capital needs and future growth, changes in and additions to governmental rules and regulations applicable to the Company, the realization of the Company's net deferred tax asset and other risks set forth in this report, in the Company's other filings with the SEC and in the Company's press releases. These risks and uncertainties are beyond the ability of the Company to control; in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the quarter ended March 31, 1999, there have been no material changes in the information about the Company's market risk as of December 31, 1998 as set forth in Item 7A. of the 1998 Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         For a discussion of the lawsuit captioned HENRY E. FREEMAN AND FREEMAN INDUSTRIAL ENTERPRISES CORPORATION V. PRECISION RESPONSE CORPORATION, MARK J. GORDON, DAVID L. EPSTEIN AND RICHARD D. MONDRE (Case No. 398-CV-1895-AVC (D.
Conn)), see Note 5 - Commitments and Contingencies of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report, which Note 5 is incorporated by reference into this Item 1 of Part II.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Recent Sales of Unregistered Securities

         The Company did not issue or sell any unregistered securities during the quarter ended March 31, 1999, although the Company granted non-qualified stock options to purchase 25,000 shares of Common Stock to an independent contractor pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan. The exercise price of the options is $7.72 per share. The options have a term of four years and vest annually over three years at a rate of 33 1/3% per year.

         The foregoing stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                            DESCRIPTION OF EXHIBIT

--------------       -----------------------------------------------------------

    10.1 Amendment to Employment Agreement dated as of April 1, 1999, between the Company and David L. Epstein+

    10.2 Employment Agreement dated as of April 1, 1999, between the Company and Richard D. Mondre together with Registration Rights Agreement dated as of April 1, 1999, between the Company and Richard D. Mondre annexed as Exhibit "A" thereto+

    10.3 Employment Agreement dated as of April 1, 1999, between the Company and Richard N. Ferry, Jr.+

    10.4 Employment Agreement dated as of April 14, 1999, between the Company and Michael P. Miller+

    27.1             Financial Data Schedule (for SEC use only)

------------------

+ Indicates a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRECISION RESPONSE CORPORATION
                                                 (Registrant)



                                       By: /s/ Paul M. O'Hara
                                           -------------------------------------
                                           Paul M. O'Hara
                                           Executive Vice President - Finance
                                           and Chief Financial Officer

                                       By: /s/ Thomas F. Jennings, Jr.
                                           -------------------------------------
                                           Thomas F. Jennings, Jr.
                                           Vice President and Controller
                                           (Principal Accounting Officer)

Dated: May 14, 1999