Form 10-Q
period 1999-06-30
PRECISION RESPONSE CORP
filed 1999-08-09
CIK 1013058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-Q


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934


                  For the quarterly period ended JUNE 30, 1999


    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


              For the transition period from ___________to _______


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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         ON AUGUST 3, 1999, THE REGISTRANT HAD 21,549,000 OUTSTANDING SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

                                     INDEX


                                              PART I.
ITEM NO.                                                                                PAGE(S)
--------                                                                                -------
      1.     FINANCIAL STATEMENTS

             Consolidated Balance Sheets - (Unaudited)
                  June 30, 1999 and December 31, 1998.....................................3

             Consolidated Statements of Operations (Unaudited) -
                  Three and six months ended June 30, 1999 and 1998.......................4

             Consolidated Statements of Cash Flows (Unaudited) -
                  Six months ended June 30, 1999 and 1998.................................5

             Notes to Consolidated Financial Statements................................6-10

      2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...........................................11-21

      3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK...................................................................21

                                             PART II.

      1.     LEGAL PROCEEDINGS...........................................................22

      2.     CHANGES IN SECURITIES AND USE OF PROCEEDS...................................22

      4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................23

      6.     EXHIBITS AND REPORTS ON FORM 8-K............................................24

             Signatures..................................................................25


                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   1999                 1998
                                                                             -----------------    -----------------
ASSETS
Current assets:
    Cash and cash equivalents..............................................   $       514            $    1,656
    Accounts receivable, net of allowances
        of $1,437 and $8,225, respectively.................................        37,870                42,771
    Income taxes receivable................................................           215                   215
    Deferred income taxes..................................................         3,698                 6,906
    Prepaid expenses and other current assets..............................         3,263                 4,186
                                                                             -----------------    -----------------
            Total current assets ..........................................        45,560                55,734
Property and equipment, net................................................        78,352                71,414
Deferred income taxes......................................................         6,684                 5,516
Other assets...............................................................         2,364                   782
                                                                             -----------------    -----------------
            Total assets...................................................     $ 132,960             $ 133,446
                                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations............................   $     2,187           $     2,510
    Accounts payable.......................................................         9,505                16,571
    Restructuring accrual..................................................         1,980                 3,244
    Accrued compensation expenses..........................................         7,026                 3,108
    Other accrued expenses.................................................         7,621                 7,174
    Customer deposits......................................................         1,614                 1,108
                                                                             -----------------    -----------------
            Total current liabilities......................................        29,933                33,715
Long-term obligations, less current maturities.............................        18,033                16,916
Restructuring accrual......................................................         2,674                 3,456
                                                                             -----------------    -----------------
            Total liabilities..............................................        50,640                54,087
                                                                             -----------------    -----------------

Commitments and contingencies..............................................            --                    --

Shareholders' equity:
    Common stock, $0.01 par value; 100,000,000 shares
        authorized; 21,549,000 issued and outstanding......................           215                   215
    Additional paid-in capital.............................................        97,665                97,179
    Accumulated deficit....................................................       (15,101)              (18,035)
    Unearned compensation..................................................          (459)                   --
                                                                             -----------------    -----------------
            Total shareholders' equity.....................................        82,320                79,359
                                                                             -----------------    -----------------
            Total liabilities and shareholders' equity.....................    $  132,960             $ 133,446
                                                                             =================    =================


       The accompanying notes are an integral part of these consolidated financial statements.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                            FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                     ENDED JUNE 30,
                                                       -------------------------------    -------------------------------
                                                           1999              1998             1999              1998
                                                       -------------     -------------    --------------    -------------
REVENUES..........................................      $    50,090        $   43,379      $   96,338         $   83,914
                                                       -------------     -------------    --------------    -------------
OPERATING EXPENSES:
    Cost of services..............................           41,435            37,222           80,366            73,732
    Selling, general and administrative
       expenses...................................            5,671             4,430           10,541             7,750
                                                       -------------     -------------    --------------    -------------
            Total operating expenses..............           47,106            41,652           90,907            81,482
                                                       -------------     -------------    --------------    -------------
            Operating income .....................            2,984             1,727            5,431             2,432
OTHER INCOME (EXPENSE):
    Interest income...............................               22                89               45               152
    Interest expense..............................             (166)             (479)            (502)             (646)
                                                       -------------     -------------    --------------    -------------
            INCOME BEFORE INCOME TAXES............            2,840             1,337            4,974             1,938
Income tax provision..............................            1,144               508            2,040               736
                                                       -------------     -------------    --------------    -------------
            NET INCOME ...........................      $     1,696       $       829      $     2,934       $     1,202
                                                       =============     =============    ==============    =============

NET INCOME PER COMMON SHARE:
    Basic.........................................      $      0.08       $      0.04      $      0.14       $      0.06
                                                       =============     =============    ==============    =============
    Diluted.......................................      $      0.08       $      0.04      $      0.14       $      0.06
                                                       =============     =============    ==============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
    Basic.........................................           21,549            21,549           21,549            21,547
                                                       =============     =============    ==============    =============
    Diluted.......................................           21,573            21,609           21,604            21,786
                                                       =============     =============    ==============    =============





       The accompanying notes are an integral part of these consolidated financial statements.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   ------------------------------
                                                                                       1999             1998
                                                                                   -------------    -------------
Operating activities:
    Net income..................................................................   $     2,934       $    1,202
    Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization...........................................         6,945            6,352
        Provision for bad debts and sales allowances............................           871            6,204
        Amortization of unearned compensation...................................            27              108
        Deferred income taxes...................................................         2,040              513
    Changes in operating assets and liabilities:
        Accounts receivable.....................................................         4,030          (21,423)
        Income taxes receivable.................................................            --            6,879
        Prepaid expenses and other current assets...............................           923              742
        Other assets............................................................           (82)               6
        Accounts payable........................................................        (7,066)          (3,987)
        Restructuring accrual...................................................        (2,046)          (1,767)
        Accrued compensation expenses...........................................         3,918              327
        Other accrued expenses..................................................           447             (201)
        Customer deposits.......................................................           506           (2,493)
                                                                                   -------------    -------------
            Net cash provided by (used in) operating activities.................        13,447           (7,538)
                                                                                   -------------    -------------
Investing activities:
    Purchases of property and equipment.........................................       (13,883)         (11,124)
    Investment in unconsolidated affiliate......................................        (1,500)              --
                                                                                   -------------    -------------
            Net cash used in investing activities...............................       (15,383)         (11,124)
                                                                                   -------------    -------------
Financing activities:
    Net proceeds from revolving credit facility.................................         2,000            5,700
    Proceeds from long-term obligations.........................................            --            4,000
    Payments on long-term obligations...........................................        (1,206)          (1,534)
                                                                                   -------------    -------------
            Net cash provided by financing activities...........................           794            8,166
                                                                                   -------------    -------------
Net decrease in cash and cash equivalents.......................................        (1,142)         (10,496)

Cash and cash equivalents at beginning of period................................         1,656           11,080
                                                                                   =============    =============
Cash and cash equivalents at end of period......................................   $       514      $       584
                                                                                   =============    =============




       The accompanying notes are an integral part of these consolidated financial statements.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  OPERATIONS AND BASIS OF PRESENTATION

         Precision Response Corporation and subsidiaries (the "Company") is a full-service provider of teleservices, Internet customer communications, database marketing and management, and fulfillment services on an outsourced and cosourced basis to large corporations and high-growth Internet-focused companies.

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim unaudited consolidated financial statements. The balance sheet at December 31, 1998 included herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of results that may be expected for the full fiscal years. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 31, 1999 (the "1998 Form 10-K").

2.  EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):


                                                                FOR THE THREE MONTHS ENDED JUNE 30,
                                                     -------------------------------------------------------------
                                                                 1999                              1998
                                                     ------------------------------   ----------------------------
                                                        NET                 PER         NET                 PER
                                                      INCOME     SHARES    SHARE       INCOME    SHARES    SHARE
                                                     ------------------------------   ----------------------------
BASIC EPS:
    Income available to common shareholders.......     $1,696    21,549    $   0.08    $829    21,549      $ 0.04

EFFECT OF DILUTIVE SECURITIES:
    Stock options ................................         --        24          --      --        60           --
                                                       ----------------------------   ----------------------------

DILUTED EPS:
    Income available to common shareholders
        and assumed exercises ....................     $1,696    21,573    $   0.08    $829    21,609      $  0.04
                                                       ============================   ============================


                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                     --------------------------------------------------------------
                                                                 1999                         1998
                                                     -----------------------------   ------------------------------
                                                        NET                  PER        NET                 PER
                                                      INCOME      SHARES    SHARE      INCOME    SHARES    SHARE
                                                     -----------------------------   -----------------------------
   BASIC EPS:
       Income available to common shareholders....   $  2,934     21,549   $  0.14     $1,202    21,547   $  0.06

   EFFECT OF DILUTIVE SECURITIES:
       Stock options..............................         --         55        --         --       239        --
                                                     -----------------------------   ----------------------------

   DILUTED EPS:
       Income available to common shareholders
           and assumed exercises..................   $  2,934     21,604   $  0.14     $1,202    21,786    $ 0.06
                                                     =============================   ============================


                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

         On June 15, 1999, the Company acquired 6,000,000 shares of common stock of Global Reservation Systems, Inc. ("GRS"), representing approximately a 16% ownership interest on a fully-diluted basis, for an aggregate purchase price of $1.5 million. GRS, a California corporation, specializes in developing Internet-based travel products and service systems. This investment in GRS has been accounted for using the cost method and is included in Other assets in the accompanying Consolidated Balance Sheet as of June 30, 1999.

         In conjunction with this transaction, the Company was also issued a warrant to purchase an aggregate of 3,000,000 shares of GRS common stock at an exercise price equivalent to the lesser of (i) the lowest per share price of any sales or issuances of GRS common stock (other than sales or issuances related to outstanding GRS options to purchase 6,065,391 shares or an additional 2,900,000 shares reserved by GRS for future issuances of options) that take place up to the time of exercise or (ii) $0.85 per share. The exercise price and/or number of shares issuable upon exercising the warrant will be proportionately adjusted if effected after any future stock dividends, stock splits, combinations of stocks or issuance of stock in a reclassification. The right to exercise the warrant, in whole or in part, expires on June 15, 2002. In addition, the Company's decision to exercise this warrant currently would require the consent of the lender on its revolving credit facility and existing mortgage loan (see
Note 6 herein below).

         The Company also provided information services to GRS earning revenue in the amount of $80,000 for the three and six months ended June 30, 1999.

4.  PROPERTY AND EQUIPMENT

         Property and equipment is comprised of both owned property and property under capital leases, the details of which are set forth below (in thousands):


                                                     JUNE 30, 1999                             DECEMBER 31, 1998
                                         --------------------------------------     ----------------------------------------
                                           OWNED        LEASED         TOTAL          OWNED         LEASED         TOTAL
                                         ----------    ----------    ----------     -----------    ----------    -----------

Land.............................        $  1,057            --      $   1,057      $    1,057           --      $  1,057
Buildings and improvements.......           5,040            --          5,040           4,878           --         4,878
Telecommunications equipment
  and software...................          22,253         4,432         26,685          20,946        4,432        25,378
Computer equipment and software..          40,299         5,523         45,822          33,768        5,523        39,291
Leasehold improvements...........          11,310            --         11,310          11,167           --        11,167
Furniture and fixtures...........           8,248           242          8,490           8,044          242         8,286
Vehicles.........................             111            --            111             111           --           111
                                         ----------    ----------    ----------     -----------    ----------    -----------
                                           88,318        10,197         98,515          79,971       10,197        90,168
Development in process...........          16,944            --         16,944          11,408           --        11,408
                                         ----------    ----------    ----------     -----------    ----------    -----------
                                          105,262        10,197        115,459          91,379       10,197       101,576
Less: accumulated depreciation
  and amortization...............         (32,036)       (5,071)       (37,107)        (25,943)      (4,219)      (30,162)
                                         ----------    ----------    ----------     -----------    ----------    -----------
                                         $ 73,226      $  5,126       $ 78,352       $  65,436      $ 5,978      $ 71,414
                                         ==========    ==========    ==========     ===========    ==========    ===========

         In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), the Company capitalizes certain costs in connection with internal use software, which includes InfiniteAccess and IMA Advantage/Edge, and business process reengineering associated with its initiative to implement an Enterprise Resource Planning solution, which the Company designated the PRISM Project. Approximately $911,000 of software developed for internal use that was

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



available for use, as well as $4.2 million related to the PRISM Project modules that were operational, as of June 30, 1999, are included within Computer equipment and software in the above table. Additionally, as of June 30, 1999, $7.3 million related to the internal use software not yet available for use, and $8.1 million related to the PRISM Project modules not yet operational, are included within Development in process in the above table.

         In accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest, the Company capitalizes interest costs that are incurred as a result of borrowings under the Company's revolving credit facility used to partially fund the Company's PRISM Project and the development of internal use software. Total interest cost incurred during the six months ended June 30, 1999 was $867,000, of which $365,000 was capitalized. As internal use software is available for use and as each module of the PRISM Project is implemented, all associated capitalized costs are amortized on a straight-line basis over the software's or module's estimated useful life.

5.  RESTRUCTURING AND OTHER NON-RECURRING SPECIAL CHARGES

         During the third quarter of 1998, the Company performed an extensive review of its operations and existing available workstation capacity. As a result of this review, the Company initiated a restructuring and performance enhancing initiatives plan, which centered on exiting the incentive-based outbound teleservicing program, making adjustments to certain call centers' workstation capacity, reducing overhead and administrative headcount and replacing certain existing software programs utilized in its call center operations with new customer interaction software reflective of advances in customer care technology. In adopting this plan, the Company recorded non-recurring restructuring and other special charges of approximately $22.1 million in the third quarter of 1998 with an after-tax impact of $13.8 million. Of the total non-recurring restructuring and other special charges accrued in connection with the plan, at June 30, 1999, approximately $4.5 million is included in Restructuring accrual and $867,000 relating to other special charges is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

         As of June 30, 1999, the Company had exited the incentive-based outbound teleservices program and terminated designated employees. The Company had also initiated the relocation and consolidation of teleservicing programs to effectuate the closing of one call center and the reduction in size of another call center and the implementation of new customer interaction software reflective of advances in customer care technology, both of which are currently expected to be completed during the third quarter of 1999.

         During the third quarter of 1997, the Company initiated a restructuring and cost savings plan. As a result, the Company recorded a pre-tax non-recurring special charge to earnings of approximately $26.2 million in the third quarter of 1997 with an after-tax impact of $15.7 million. A portion of the non-recurring special charge was an accrual of costs related to severance and lease obligations connected with the Company's plan to reduce overhead and consolidate administrative facilities. At June 30, 1999, approximately $200,000 of the total costs accrued is included in Restructuring accrual in the accompanying Consolidated Balance Sheets, relating to facility consolidation costs associated with the 1997 restructuring plan.

         As of June 30, 1998, the Company had terminated designated employees and reorganized its operational and administrative management structure in connection with the 1997 restructuring and cost savings plan. The Company had also initiated and completed the relocation and consolidation of administrative office space into unused space at an existing facility. Additionally, the Company also continued its attempts to divest unused facilities.

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The following table sets forth the details and the cumulative activity in the restructuring accrual during the six months ended June 30, 1999 (in thousands):


                                                          ACCRUAL                              ACCRUAL
                                                        BALANCE AT                            BALANCE AT
                                                       DECEMBER 31,                            JUNE 30,
                                                           1998            EXPENDITURES          1999
                                                      ----------------    ---------------    -------------

Severance and other employee costs............         $     697              $    (656)      $      41
Closure and consolidation of facilities and
 related exit costs...........................             6,003                 (1,390)          4,613
                                                      ----------------    ---------------    -------------
           Total restructuring accrual........             6,700              $  (2,046)          4,654
                                                                          ===============
           Less: current portion..............            (3,244)                                (1,980)
                                                      ----------------                       -------------
           Total restructuring accrual, long-term        $ 3,456                                $ 2,674
                                                      ================                       =============

6.  CREDIT FACILITY AND LONG-TERM DEBT

         On March 2, 1998, the Company entered into a three-year, $25.0 million revolving credit facility, replacing its then existing $15.0 million revolving credit facility. Effective June 30, 1999, the $25.0 million revolving credit facility was amended (the "Credit Facility") to increase the amount available under the Credit Facility to $35.0 million through January 31, 2000, subject to certain limitations as described below. Effective as of February 1, 2000, the amount available under the Credit Facility reverts back to $25.0 million.

         The Credit Facility is collateralized by all of the Company's owned and hereafter acquired assets. The Company may borrow up to 80% of eligible accounts receivable. The Credit Facility accrues interest at the Company's option at (i) the greater of the prime rate or the Federal funds rate plus 0.50% or (ii) the LIBOR rate plus a specified percentage (1.25% to 1.75%) based upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company pays a fee of between 0.1875% and 0.25% per annum on unused commitments under the Credit Facility based upon the ratio of funded debt to EBITDA. The Company is required, under the terms of the Credit Facility, to maintain certain financial covenants and ratios, including minimum tangible net worth and funded debt to EBITDA and funded debt to capitalization ratios, to limit capital expenditures and additional indebtedness and is restricted, among other things, with respect to the declaration and payment of dividends, redemptions, investments and acquisitions. At June 30, 1999, the outstanding balance of the Credit Facility was $13.0 million ($3.0 million at 7.75% per annum and $10.0 million at 6.25% per annum) and is included in Long-term obligations, less current maturities in the accompanying Consolidated Balance Sheets. At June 30, 1999, the available balance under the terms of the Credit Facility was $22.0 million, for which the applicable unused commitment fee was at the rate of 0.1875% per annum.

         The Company also has secured a mortgage, as amended effective June 30, 1999, with the lender on its Credit Facility to acquire a property (land and existing building) located in Sunrise, Florida. The mortgage loan is for $5.1 million, of which $4.0 million was advanced at closing in 1998. The remaining $1.1 million available under the loan is subject to the Company's completion of future interior improvements to the property by January 31, 2000. The amended mortgage note accrues interest payable quarterly at the LIBOR rate plus 1.50% per annum, of which the interest rate was 6.76% per annum at June 30, 1999. Principal payments are due quarterly, commencing on January 31, 2000, based

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



upon a 20-year amortization schedule, with a balloon payment due at maturity on June 1, 2005. The amended mortgage loan is cross-defaulted with and has terms substantially similar to the Credit Facility.

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

         On January 6, 1999, the plaintiffs voluntarily dismissed with prejudice this lawsuit against Richard Mondre, which dismissal has been approved by the Court. On or about February 12, 1999, the plaintiffs filed an Amended Complaint, asserting the same causes of action as in the original complaint, as well as a claim for negligent misrepresentation. The Company has filed a motion to dismiss the Amended Complaint for failure to state a cause of action, which is currently pending before the Court.

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

OVERVIEW AND BASIS OF PRESENTATION

         The Company currently offers its customers single source, integrated solutions for their teleservicing, Internet communications, database marketing and management, and fulfillment needs. The Company's primary source of revenue is teleservicing activities which are comprised of both inbound (customer-initiated) and outbound (Company-initiated) calls. Teleservicing revenues are generally earned for providing services on a rate-per-hour basis. However, beginning in the third quarter of 1997, the Company had also generated teleservicing revenues under incentive-based outbound compensation agreements whereby the amount of revenue earned correlates to the achievement of established targets. At the end of the third quarter of 1998, the Company made a strategic decision to exit the incentive-based outbound programs, which was completed during the fourth quarter of 1998. The majority of teleservicing revenues are derived from inbound calls, which represented approximately 92% of teleservicing revenues and 81% of total revenues for the three months ended June 30, 1999 as compared to approximately 85% of teleservicing revenues and 62% of total revenues for the three months ended June 30, 1998. For the six months ended June 30, 1999, teleservicing revenues derived from inbound calls represented approximately 92% of teleservicing revenues and 81% of total revenues as compared to approximately 81% of teleservicing revenues and 59% of total revenues for the same period of the prior year. Inbound teleservicing consists mostly of longer-term customer care and customer service programs that tend to be more predictable than other teleservicing revenues. Outbound teleservicing and, in particular, incentive-based outbound teleservicing, is driven by marketing programs which change frequently relative to inbound programs. As such, outbound teleservicing is subject to greater variation in operating results (see "Fluctuations in Quarterly Results" below).

         Commencing in 1998 and during the six months ended June 30, 1999, the Company began strategic initiatives to capitalize on the extraordinary growth of Internet commerce by integrating Internet technologies with the Company's current products and services to, in effect, create multimedia customer interaction centers. In the first and second quarters of 1999, the Company continued to make advances in the development and marketing of the Internet-based and e-commerce services offered by prcnetcare.comSM, its recently created Internet-based customer service subsidiary. During the three months ended June 30, 1999, its second quarter of operation, prcnetcare.com generated revenues of approximately $1.2 million primarily from InfiniteAccess, the subsidiary's newest Internet-based customer care offering. During the six months ended June 30, 1999, prcnetcare.com generated revenues of approximately $1.5 million.

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

         The Company is currently committed to investing in and expanding its Internet-based and e-commerce services and continues to make strategic infrastructure and software investments as it seeks to leverage its existing technological capabilities into a leading position in the emerging market for interactive customer care services. The Company's commitment was reinforced through an approximate 16% investment (on a fully diluted basis) in Global Reservation Systems, Inc. ("GRS"), a West Coast firm specializing in Internet-based travel products and service systems. (See Note 3 - Investment in Unconsolidated Affiliate of the Notes to Consolidated Financial Statements). GRS will use prcnetcare.com's InfiniteAccess product to enhance its globeres.net system, which helps travel agents compete more effectively using e-commerce.

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

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data, as a percentage of revenues, for the periods indicated:


                                                             FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                ENDED JUNE 30,                  ENDED JUNE 30,
                                                          ---------------------------      --------------------------
                                                             1999           1998              1999           1998
                                                          -----------    ------------      -----------    -----------
SELECTED OPERATING RESULTS:
    Revenues..........................................      100.0%         100.0%            100.0%         100.0%
    Cost of services..................................       82.7           85.8              83.4           87.9
                                                          -----------    ------------      -----------    -----------
            Gross margin..............................       17.3           14.2              16.6           12.1
    Selling, general and administrative expenses......       11.3           10.2              10.9            9.2
                                                          -----------    ------------      -----------    -----------
            Operating income..........................        6.0%          4.0%               5.7%           2.9%
                                                          ===========    ============      ===========    ===========


REVENUES

         Revenues for the three and six months ended June 30, 1999 were $50.1 million and $96.3 million, respectively, an increase of $6.7 million, or 15.5%, and $12.4 million, or 14.8%, over the comparable periods in the prior year. The principal components of revenues are teleservicing activities (representing 88.8% and 88.5% of revenues for the three and six months ended June 30, 1999, respectively, and 74.4% and 73.5% of revenues for the three and six months ended June 30, 1998, respectively), information services (representing 8.1% and 8.3% of revenues for the three and six months ended June 30, 1999, respectively, and 11.4% and 10.2% of revenues for the three and six months ended June 30, 1998, respectively) and fulfillment services (representing 3.1% and 3.2% of revenues for the three and six months ended June 30, 1999, respectively, and 14.2% and 16.3% of revenues for the three and six months ended June 30, 1998, respectively).

         The Company had eight call centers and approximately 4,500 workstations in operation as of June 30, 1999 and 1998. In connection with its 1998 restructuring and performance-enhancing initiatives plan, the Company continued its efforts that were initiated during the first quarter of 1999 to eliminate 800 workstations in two specific call centers. This elimination was offset by the expansion of workstations in existing call centers. As of June 30, 1999, the Company's workstation utilization rate was approximately 82%. This compares to a utilization rate of approximately 68% at June 30, 1998. Although utilization automatically increases with the reduction of workstations, the Company continues to attempt to seek the award of additional work from existing clients and pursue new client opportunities in order to improve the utilization of its workstations. Absent the award of any significant new business, the Company has no immediate plans for new call centers. Alternatively, the Company is expanding workstation capacity in its existing sites to meet current capacity needs.

         Teleservicing activities accounted for the majority of the revenue growth during both the three and six months ended June 30, 1999. Revenues from teleservicing activities for the three and six months ended June 30, 1999 were $44.4 million and $85.2 million, respectively, an increase of $12.1 million, or 37.7%, and $23.5 million, or 38.2%, over the comparable periods in the prior year. Major factors contributing to the increase in teleservicing revenues were the addition of several new programs for existing clients as well as the addition of new clients, including a major national wireless service provider, a leader in the deployment of enhanced telecommunications and interactive information systems and a company that specializes in developing Internet-based travel products and service systems. Revenues from the Company's largest client accounted for 42.5% and 44.9% of total revenues for the three and six months ended June 30, 1999, compared to 46.7% and 41.1% for the three and six months ended June 30, 1998. Besides the Company's largest client, no other client accounted for 10% or more of total revenues for the three or six months ended June 30, 1999. Generally, teleservicing revenues are earned on a rate-per-hour basis. However, during the three and six months ended June 30, 1998, approximately 12.1% and 14.7% of total revenues were earned under incentive-based compensation agreements, respectively. As discussed above, the Company ceased earning revenues under incentive-based compensation agreements during the fourth quarter of 1998.

         Revenues from information services for the three and six months ended June 30, 1999 were $4.1 million and $8.0 million, respectively, a decrease of $0.8 million, or 17.6%, and $0.5 million, or 6.2%, compared to the same periods of the prior year, primarily attributable to information services provided to a certain client during the three months ended June 30, 1998, compared to no such services provided to this client for the comparable periods of 1999. These decreases were partially offset by information services provided during the three and six months ended June 30, 1999, as a result of the addition of new clients and growth in the Company's relationships with existing clients.

         Revenues from Internet-based customer care services for the three and six months ended June 30, 1999, in connection with prcnetcare.com's second quarter of operations, were approximately $1.2 million and $1.5 million, respectively, and are included in revenues from teleservicing and information services noted above.

         Revenues from fulfillment services for the three and six months ended June 30, 1999 were $1.6 million and $3.1 million, respectively, a decrease of $4.6 million, or 74.6%, and $10.6 million, or 77.6%, compared to the same period of the prior year. Revenues from fulfillment services for both the three and six months ended June 30, 1998 included fulfillment services provided in connection with the incentive-based outbound teleservices program. As described above under "Overview and Basis of Presentation," the Company exited the incentive-based outbound teleservices program in the fourth quarter of 1998.

COST OF SERVICES

         Cost of services generally include all direct and some indirect costs incurred in connection with the Company's revenue-producing departments, including, but not limited to, labor, telephone expenses directly related to revenue-generating activities, equipment under operating leases used in the call centers and fulfillment facility, direct overhead for all such operational facilities, such as rent, security and insurance, and depreciation and amortization of property and equipment used in operations. Cost of services for the three and six months ended June 30, 1999 were $41.4 million and $80.4 million, respectively, an increase of $4.2 million, or 11.3%, and $6.6 million, or 9.0%, over the comparable periods in the prior year. The increases are principally as a result of the growth in operations. In addition, included in these amounts are the cost of services related to prcnetcare.com, which were approximately $1.2 million and $1.8 million for the three and six months ended June 30, 1999, respectively.

         The decrease in cost of services, as a percentage of revenues, from 85.8% for the three months ended June 30, 1998 to 82.7% for the three months ended June 30, 1999 and from 87.9% for the six months ended June 30, 1998 to 83.4% for the six months ended June 30, 1999, was primarily attributable to the Company's less than satisfactory operating results generated by the incentive-based outbound teleservices program for the three and six months ended June 30, 1998. As described above under "Overview and Basis of Presentation," the Company exited the incentive-based outbound teleservices program in the fourth quarter of 1998. The decrease is also attributable to the Company's continued improvement in the utilization of workstation capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") generally include the costs of central services the Company provides to support and manage its operations, including senior management, sales and marketing, human resources, finance and management information systems functions. SG&A for the three and six months ended June 30, 1999 were $5.7 million and $10.5 million, respectively, an increase of $1.2 million, or 28.0%, and $2.8 million, or 36.0%, over the comparable periods in the prior year. A portion of this increase is due to the Company's continued advances in the development and marketing of prcnetcare.com, resulting in SG&A of approximately $700,000 and $1.1 million during the three and six months ended June 30, 1999, respectively. The remainder of the increase is principally due to the Company's growth in operations, the addition of certain management positions during the first half of 1999 and annual salary increases.

         As a percentage of revenues, SG&A increased from 10.2% for the three months ended June 30, 1998 to 11.3% for the three months ended June 30, 1999 and from 9.2% for the six months ended June 30, 1998 to 10.9% for the six months ended June 30, 1999. This increase is a result of the development and marketing of prcnetcare.com, as well as the addition of certain management positions during the first half of 1999 and annual salary increases.

INTEREST, NET

         Interest expense, net of interest income and capitalized interest, was $144,000 and $457,000 for the three and six months ended June 30, 1999, respectively, compared to net interest expense of $390,000 and $494,000 for the comparable periods of the prior year. The decrease in net interest expense is due to the capitalization of certain interest costs during the three and six months ended June 30, 1999 that were incurred as a result of borrowings under the Company's revolving credit facility used to partially fund the Company's PRISM Project and the development of internal use software. (See Note 4 - Property and Equipment of the Notes to Consolidated Financial Statements.)

INCOME TAXES

         The Company had a deferred tax asset of $10.4 million at June 30, 1999 and $12.4 million at December 31, 1998. The net deferred tax asset in the amount of $10.4 million at June 30, 1999 is based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences. Although realization is not assured, the Company believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company will continue to review the assumptions used on a quarterly basis and make adjustments as appropriate.

NET INCOME AND NET INCOME PER SHARE

         For the three months ended June 30, 1999, net income was $1.7 million compared to net income of $829,000 for the comparable period of 1998. Net income per common share for the three months ended June 30, 1999 and 1998, was $0.08 and $0.04, respectively.

         For the six months ended June 30, 1999, net income was $2.9 million compared to net income of $1.2 million for the comparable period of 1998. Net income per common share for the six months ended June 30, 1999 and 1998 was $0.14 and $0.06, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 1999, the Company funded its operations and capital expenditures primarily through cash flows from operations and, to a lesser extent, bank borrowings.

         On March 2, 1998, the Company entered into a three-year, $25.0 million revolving credit facility, replacing its then existing $15.0 million revolving credit facility. Effective June 30, 1999, the $25.0 million revolving credit facility was amended (the "Credit Facility") to increase the amount available under the Credit Facility to $35.0 million through January 31, 2000, subject to certain limitations. Effective as of February 1, 2000, the amount available under the Credit Facility reverts back to $25.0 million. For a further discussion of the terms of the Credit Facility, see Note 6 - Credit Facility and Long-Term Debt of the Notes to Consolidated Financial Statements.

         The Company also has secured a mortgage, as amended effective June 30, 1999, with the lender on its Credit Facility to acquire a property (land and existing building) located in Sunrise, Florida. The mortgage loan is for $5.1 million, of which $4.0 million was advanced at closing in 1998. The remaining $1.1 million available under the loan is subject to the Company's completion of future interior improvements to the property by January 31, 2000. For a further discussion of the terms of the amended mortgage loan, see Note 6 - Credit Facility and Long-Term Debt of the Notes to Consolidated Financial Statements.

         At June 30, 1999, the Company had cash and cash equivalents of $514,000 and total long-term obligations (including current maturities thereof) of $20.2 million. Net cash provided by operating activities was $13.4 million for the six months ended June 30, 1999 and net cash used in operating activities was $7.5 million for the same period in the prior year. The decrease in cash used in operating activities from the first six months of 1999 compared to the same period in 1998 was primarily attributable to the reduction in accounts receivable due to increased collection efforts offset in part by a decrease in accounts payable.

         Net cash used in investing activities was $15.4 million and $11.1 million for the six months ended June 30, 1999 and 1998, respectively. Investing activities for the six months ended June 30, 1999 were principally for capital expenditures as well as a $1.5 million investment in GRS, which is described in further detail above. (Also see Note 3 - Investment in Unconsolidated Affiliate of the Notes to Consolidated Financial Statements). All investing activities for the six months ended June 30, 1998 were for capital expenditures.

         Capital expenditures increased from $11.1 million for the six months ended June 30, 1998 to $13.9 million for the same period of the current year. Capital expenditures for the six months ended June 30, 1998 were primarily for the completion of the relocation and consolidation of administrative office space into unused space in an existing facility, costs incurred for the Company's internal financial and operating system enhancements (the PRISM Project) and the purchase of land and a building located in Sunrise, Florida. Capital expenditures for the six months ended June 30, 1999 relate primarily to costs incurred for the expansion of workstations in existing facilities and the PRISM Project, prcnetcare.com product and service offerings, and IMA Advantage/Edge, as discussed below.

         During the first quarter of 1998, the Company began its implementation of an Enterprise Resource Planning ("ERP") solution, which will allow for all internal systems (including those related to billing, payroll, client profitability management, human resource management and general ledger) to be fully integrated into a common platform. The Company has designated its ERP implementation as the PRISM Project. The PRISM Project is utilizing both internal resources as well as outside consultants to allow for a quick and efficient implementation. Full implementation, including software, hardware, consulting fees, training and internal resources, will cost approximately $13.0 million and will take place by the end of the third quarter of 1999. The first modules of the PRISM Project, human resources/payroll, general ledger, accounts receivable and accounts payable, were placed in service during the fourth quarter of 1998. Additionally, the purchasing and inventory and order entry modules of the PRISM Project were placed in service during the second quarter of 1999. Costs of the PRISM Project have been capitalized or charged to earnings based upon SOP 98-1. See Note 4- Property and Equipment of the Notes to Consolidated Financial Statements.

         In connection with prcnetcare.com, beginning in 1998 and through the end of 1999, the Company currently expects to invest in excess of $6.0 million in developing and enhancing software products and technology infrastructure to accommodate Internet-based interactive customer communications. In addition, the Company is in the process of implementing IMA Advantage/Edge, a third-party software product. The full implementation of IMA Advantage/Edge is currently expected to cost approximately $7.0 to $8.0 million and will take place during the third quarter of 1999. See Note 4- Property and Equipment of the Notes to Consolidated Financial Statements.

         Net cash provided by financing activities was $794,000 and $8.2 million for the six months ended June 30, 1999 and 1998, respectively. Financing activities for the first half of 1999 and 1998 are principally comprised of net borrowings under the Company's revolving credit facility. In addition, during the first half of 1998 included in net cash provided by financing activities are the proceeds from the mortgage loan for the land and building located in Sunrise, Florida.

         The Company believes that funds generated from operations, available borrowings under the revolving credit facility and capital lease financings will be sufficient to finance its planned capital expenditures for 1999. The Company's long-term capital requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business and the level of future capital expenditures required to develop and/or enhance software products and technology infrastructure to accommodate Internet-based interactive customer communications. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long-term, the Company would need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

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

         The Company has evaluated its installed computer systems, network elements, software applications and other business systems that have time-sensitive programs and has developed a plan to ensure their Year 2000 compliance. The Company has established a Year 2000 Compliance Team that meets generally on a weekly basis to monitor the progress and status of the Company's Year 2000 plan. The Company's Year 2000 plan is divided into seven major sections: Internal Systems and Equipment (business applications for accounting, administration, human resources and other Company-wide applications and office equipment, including non-information technology infrastructure in which non-compliant software or embedded microprocessors might exist); Hardware (Company-wide information technology architecture); Software Packages (standard personal computer and individual software packages, such as electronic spreadsheet and word processing software); Application Tools and Products (products utilized by information technology development organizations to develop and implement automated business applications); Client Applications; Client Interfaces; and Third Party Suppliers. In order to address the Year 2000 issue and the seven major sections stated above, the Company's Year 2000 plan involves five phases: Planning and Awareness Phase (developing a budget and project plan); Inventory and Assessment Phase (identify systems and applications, assess risks and prioritize efforts); Remediation Phase (repair, replace or retire non-compliant systems or processes); Validation Phase (perform testing of systems and processes); and Implementation Phase.

         The following chart outlines, by major section, the phases of the Company's Year 2000 plan that have been completed or, if not yet completed, the current estimated date of completion:


                                                                          PHASES
                                 -----------------------------------------------------------------------------------------
                                   PLANNING         INVENTORY
                                     AND               AND
       MAJOR SECTION              AWARENESS         ASSESSMENT       REMEDIATION        VALIDATION        IMPLEMENTATION
-----------------------------    -------------     -------------    ---------------    -------------     -----------------
Internal Systems and
  Equipment................       Completed         Completed         Completed         Completed           Completed
Hardware...................       Completed         Completed            9/99              9/99                9/99
Software Packages..........       Completed         Completed         Completed         Completed              8/99
Application Tools and
  Products.................       Completed         Completed         Completed         Completed           Completed
Client Applications........       Completed         Completed         Completed            9/99                9/99
Client Interfaces..........       Completed         Completed         Completed            9/99                9/99
Third Party Suppliers......       Completed         Completed         Completed         Completed           Completed


         The Company, pursuant to the PRISM Project, which was undertaken by the Company for reasons unrelated to any Year 2000 issues, has expended approximately $12.3 million of the estimated $13.0 million required to upgrade and enhance its internal financial and administrative systems. An ancillary benefit of the PRISM Project is that the resulting systems will be Year 2000 compliant with full implementation of all aspects of the PRISM Project taking place by the end of the third quarter of 1999. Based upon its most recent assessment, the Company has determined that the incremental cost of insuring that its remaining computer systems and processes are Year 2000 compliant is expected to be approximately $1.5 million. This amount will be funded as part of the Company's budgeted expenditures during 1999. Through June 30, 1999, the Company, exclusive of the PRISM Project, has spent approximately $900,000 on the Year 2000 issue. These amounts do not include any costs associated with the implementation of contingency plans, if required, which are described in more detail below. All incremental costs associated with the Year 2000 issue are being expensed as incurred.

         Since the Year 2000 issue may also affect the systems and applications of the Company's customers or suppliers, the Company has initiated formal communications with its customers and suppliers to determine their overall Year 2000 readiness and the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. As part of its overall communication process, the Company has mailed letters to all of its customers and suppliers in an effort to receive the appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. For those responses that have not been received from customers or suppliers or for those customers or suppliers that have not published a statement or disclosure concerning their Year 2000 readiness, the Company has developed contingency plans, which are described in further detail below. Although the Company currently does not anticipate any material adverse impact on its operations as a result of Year 2000 issues of its customers or suppliers, no assurance can be given that the failure by one or more of its major suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations.

         The extent of the Company's Year 2000 exposure, the costs of achieving Year 2000 compliance and the time period within which the Company believes it will achieve its Year 2000 compliance are based on management's knowledge to date and its best estimates to date. Although the Company expects its critical systems and applications to be Year 2000 compliant prior to any anticipated impact on its operations, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty, as well as the timing and cost of achieving Year 2000 compliance (if at all), include, but are not limited to, availability and cost of personnel, failure to identify and correct all Year 2000 susceptible systems and applications, noncompliance by customers, suppliers and other third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include the failure of third parties to provide services, such as power and telecommunication services, or the loss of the Company's automated call distributors or dialers which could, depending on its duration, result in a material disruption to the Company's operations and its ability to generate revenue.

         The Company has developed contingency plans in the unlikely event that the uncertainties or worst case scenario described above do in fact occur. The Company's contingency plans, which were created based on the probability of an event and the magnitude of its impact on operations, are as follows:

         Suppliers - The Company's providers of basic resources, such as electric, telephone service, water, etc., have been contacted and/or the Company has reviewed statements or disclosures published by its suppliers concerning their Year 2000 readiness. Substantially all of the Company's suppliers are addressing the Year 2000 issue and planning to achieve compliance prior to any impact on their respective business. In the unlikely event a critical supplier fails to achieve Year 2000 compliance, with the exception of the Company's local and long distance telecommunications carriers which are addressed below, contingency plans have been developed by the Company to mitigate minor, short-term disruptions, such as in-house generation for the loss of electric power. Long-term, widespread disruptions, for which there is no viable contingency, would cause operations to be discontinued and call centers to be shut down, which would result in a material disruption to the Company's operations and its ability to generate revenue.

         The Company's local and long distance telecommunications carriers will have the greatest impact on the Company's operations should they not achieve Year 2000 compliance. The Company addressed the issue on several levels and assessed the feasibility of developing and implementing a contingency plan, including the use of back-up or replacement telecommunication lines. The Company determined that there is no feasible contingency for a failure of its local and/or long distance telecommunications carriers to achieve Year 2000 compliance, based upon the following:

                o There would be no guarantee that the replacement networks would continue without disruption, as the alternate carriers offer no greater guarantees than the Company's current telecommunication providers.
                o Transition from one network to another has the potential to create the same types of disruptions that the Company would be attempting to avoid.
                o The Company's local and long distance telecommunications providers have declared themselves to be Year 2000 compliant and the risk of massive network outages are remote based on their assurances, as well as the critical nature of their services to businesses and consumers nationwide.
                o The high cost of establishing replacement networks would not be justified in light of the issues described above.

         Customers - The Company's customers have been contacted and/or the Company has reviewed statements or disclosures published by its customers concerning their Year 2000 readiness. Substantially all of the Company's customers are addressing the Year 2000 issue and planning to achieve compliance prior to any impact on their respective business. For those customers that have not yet directly responded to the Company with respect to their Year 2000 compliance or for those customers that have not published a statement or disclosure concerning their Year 2000 readiness, the Company has determined that any impact on its operations resulting from those customers' noncompliance will be minor. Nonetheless, contingency plans have been developed as necessary on a client-by-client basis.

         Internal Systems and Applications - Due to the Company's adherence to its plan for achieving Year 2000 compliance, the Company expects its critical systems and applications to be Year 2000 compliant. The Company currently anticipates that the impact of Year 2000, if any, on its systems and applications would be minor disruptions of short-term duration to be remedied in the normal course of business. The Company has developed contingency plans, such as taking steps to ensure that adequate personnel will be available to provide maximum support of the Company's systems and infrastructure prior and subsequent to the turn of the century.

         The Company will continue to assess the need for further or modified contingency plans based on the progress of the Year 2000 efforts by the Company and third parties throughout the remainder of 1999.

FLUCTUATIONS IN QUARTERLY RESULTS

         The Company experiences quarterly variations in revenues, operating margins and operating income principally as a result of the timing of clients' marketing campaigns and customer service programs, the commencement of new contracts, changes in the Company's revenue mix among its various services offered to clients, including the percentage (if any) of services provided under incentive-based compensation agreements, and the timing of additional operating and capital expenses to acquire and support new business and/or in connection with new products and services. In addition, the completion or termination of a large customer service program or the loss or delay in the implementation of a large customer service program or in a transfer of teleservicing-based application software could cause the Company to experience such quarterly variations.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "feels," "estimates," "plans," "expects," "intends," "projects," "anticipates," "sees," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation and development of new client relationships and programs, the maintenance of existing client relationships and programs (particularly since the Company's agreements with its clients generally do not assure the Company will generate a specific level of revenue, do not designate the Company as the exclusive service provider and are terminable on short notice), the effective completion of the implementation of the Company's restructuring plan and performance-enhancing initiatives, the achievement of satisfactory levels of both gross and operating margins, the opening of new customer interaction centers in accordance with strategic plans and in a timely and economic manner consistent with existing capacity requirements, the ability of the Company to hire, train and retain a sufficient labor force of qualified personnel at competitive wage rates, the development and continued enhancement of telecommunication, Internet, computer and information technologies and infrastructures and operational and financial systems (including the successful and timely completion of the implementation and installation of the PRISM Project), the effective and timely marketing to, and level of acceptance and increased utilization by, existing and new clients of the Company of Precision Resolution, InfiniteAccess and other Internet products and services, technical difficulties or errors, problems or excessive costs incurred by the Company in connection with the completion of the development, implementation and/or future enhancement of InfiniteAccess, Precision Resolution, and/or IMA Advantage/Edge, and/or the integration of Internet technologies with the Company's current products and services to create customer interaction centers and the success and acceptance by the Company's clients thereof, the failure of the Company to cost-effectively develop new Internet services and products or to maintain or enter into new strategic or key business relationships in connection with the development and/or enhancement of its Internet offerings, the over-estimation by the Company of the level of need and demand for customer support and service through the use of the Internet, the ability of the Company to hire, train and retain qualified technology and other personnel in connection with its development, implementation and/or enhancement efforts and the operations of prcnetcare.com, the compatibility of InfiniteAccess, Precision Resolution and other Internet products and services with existing systems of the Company's clients and the extent of the technical problems arising with respect to obtaining such compatibility, the realization by the Company of the expected direct and indirect benefits and returns (including operational and marketing benefits) from its investment in GRS, the introduction of new competitive Internet and other products and services in the Company's industry by other companies and, in connection therewith, the ability of the Company to maintain a leadership role in both traditional and Internet-based customer care products and services, the achievement by the Company and its suppliers and customers of Year 2000 compliance in a timely and cost efficient manner, the anticipated growth in industry trends towards outsourcing and cosourcing of telephone and Internet based marketing and customer service operations (particularly in the telecommunications services and equipment, transportation, financial services, utility, consumer products, food and beverage, and travel industries), changes in competition and the forms of direct sales and marketing techniques, consumer interest in, and use of, the Company's clients' products and services, general economic conditions, costs of telephone services, financing and leasing of equipment, the level of costs associated with the development and then expansion of prcnetcare.com's business and operations, the achievement of satisfactory levels of both gross and operating profits, the adequacy of cash flows from operations and available financing to fund capital needs and future growth, changes in and additions to governmental rules and regulations applicable to the Company, the realization of the Company's net deferred tax asset and other risks set forth in this report, in the Company's other filings with the SEC and in the Company's press releases. These risks and uncertainties are beyond the ability of the Company to control; in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the quarter ended June 30, 1999, there have been no material changes in the information about the Company's market risk as of December 31, 1998 as set forth in Item 7A. of the 1998 Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         For a discussion of the lawsuit captioned HENRY E. FREEMAN AND FREEMAN INDUSTRIAL ENTERPRISES CORPORATION V. PRECISION RESPONSE CORPORATION, MARK J. GORDON, DAVID L. EPSTEIN AND RICHARD D. MONDRE (Case No. 398-CV-1895-AVC (D.
Conn)), see Note 7 - Commitments and Contingencies of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report, which Note 7 is incorporated by reference into this Item 1 of Part II.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Recent Sales of Unregistered Securities

         The Company did not issue or sell any unregistered securities during the quarter ended June 30, 1999, although the Company granted the stock options described below pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan, as amended (the "Incentive Stock Plan"):

         (i) The Company granted options to purchase 60,000 shares of Common Stock to an executive officer of the Company at an exercise price of $4.38 per share. These options have a term of seven years and vest at the rate of 33 1/3% on each of the first three anniversaries from the date of grant (April 26, 1999).

         (ii) The Company granted options to purchase 37,500 shares of Common Stock to 24 employees at an exercise price of $4.06 per share. These options have a term of seven years and vest at the rate of 20% on each of the first five anniversaries from the date of grant (May 3, 1999).

         (iii) The Company granted options to purchase 250,000 shares of Common Stock to each of two employees at an exercise price of $5.1875 per share. These options have a term of seven years and vest at the rate of 15% following the first six months, an additional 18% following the first year, an additional 33% following the second year and an additional 34% following the third year from the date of grant (June 22, 1999).

         The Company also granted an option to purchase 15,000 shares of Common Stock to each of three nonemployee directors pursuant to the terms of the Company's Amended and Restated 1996 Nonemployee Director Stock Option Plan. Each option has an exercise price of $5.53 per share, a term of ten years and vests 100% on the first anniversary from the date of grant (June 21, 1999).

         The foregoing stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 21, 1999, the Company held its 1999 Annual Meeting of Shareholders (the "Annual Meeting").

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


                      NOMINEES FOR DIRECTORS               FOR ELECTION                  ABSTENTIONS
                  -------------------------------     ------------------------      ----------------------

                  Mark J. Gordon                      17,573,434  (92.6%)           1,411,181  (7.4%)
                  David L. Epstein                    17,573,434  (92.6%)           1,411,181  (7.4%)
                  Richard D. Mondre                   17,573,434  (92.6%)           1,411,181  (7.4%)
                  Bernard J. Kosar, Jr.               17,573,434  (92.6%)           1,411,181  (7.4%)
                  Christian Mustad                    17,573,434  (92.6%)           1,411,181  (7.4%)
                  Neil A. Natkow                      17,573,434  (92.6%)           1,411,181  (7.4%)
                  Richard N. Krinzman                 17,573,434  (92.6%)           1,411,181  (7.4%)


(c) The only other matters voted upon at the Annual Meeting were the following:

         (i) A proposal to approve an amendment to the Incentive Stock Plan increasing the number of shares of the Company's Common Stock reserved for issuance under the Incentive Stock Plan to 4,750,000 shares. The proposal, which was approved, received the votes of the holders of the number of shares of Common Stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

                                                    VOTES          PERCENTAGE
                                               ----------------   -------------

                                For               16,032,988          84.4%
                                Against            2,939,452          15.5%
                                Abstain               12,175           0.1%

         (ii) A proposal to approve the amendment and restatement in its entirety of the Company's 1996 Nonemployee Director Stock Option Plan. The proposal, which was approved, received the votes of the holders of the number of shares of Common Stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

                                                    VOTES          PERCENTAGE
                                               ----------------   -------------

                                For               17,939,271          94.5%
                                Against            1,035,619           5.4%
                                Abstain                9,725           0.1%

(d)      Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


   EXHIBIT
   NUMBER                        DESCRIPTION OF EXHIBIT
--------------    ------------------------------------------------------------

     10.1 Precision Response Corporation Amended and Restated 1996 Incentive Stock Plan (as amended through June 21, 1999)*+

     10.2 Precision Response Corporation Amended and Restated 1996 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit "A" to the Company's Proxy Statement dated April 30, 1999, File No. 0-20941)+

     10.3 Third Amendment to Revolving Credit Agreement effective as of June 30, 1999, between the Company and Bank of America, N.A., d/b/a NationsBank, N.A., successor to NationsBank, N.A. ("NationsBank")*

     10.4 Third Amendment to Mortgage Loan Agreement effective as of June 30, 1999, between the Company and NationsBank*

     10.5 First Amendment to Consolidated Renewal Promissory Note effective as of June 30, 1999, between the Company and NationsBank*

     10.6 Securities Purchase Agreement dated as of June 15, 1999, between the Company and Global Reservation Systems, Inc. ("GRS") (without exhibits or schedules)*

     10.7 Common Stock Purchase Warrant dated June 15, 1999, from GRS in favor of the Company*

     10.8 Shareholders' Rights Agreement dated as of June 15, 1999, among the Company, GRS and certain shareholders of GRS*

     10.9 Registration Rights Agreement dated as of June 15, 1999, between the Company and GRS*

     27.1         Financial Data Schedule (for SEC use only)*
---------------
       * Filed herewith.
       + Indicates a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

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

Dated:  August 9, 1999

                         PRECISION RESPONSE CORPORATION

                               INDEX TO EXHIBITS



   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
--------------    -----------------------------------------------------------

     10.1 Precision Response Corporation Amended and Restated 1996 Incentive Stock Plan (as amended through June 21, 1999)*

     10.2 Precision Response Corporation Amended and Restated 1996 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit "A" to the Company's Proxy Statement dated April 30, 1999, File No. 0-20941)

     10.3 Third Amendment to Revolving Credit Agreement effective as of June 30, 1999, between the Company and Bank of America, N.A., d/b/a NationsBank, N.A., successor to NationsBank, N.A. ("NationsBank")*

     10.4 Third Amendment to Mortgage Loan Agreement effective as of June 30, 1999, between the Company and NationsBank*

     10.5 First Amendment to Consolidated Renewal Promissory Note effective as of June 30, 1999, between the Company and NationsBank*

     10.6 Securities Purchase Agreement dated as of June 15, 1999, between the Company and Global Reservation Systems, Inc. ("GRS") (without exhibits or schedules)*

     10.7 Common Stock Purchase Warrant dated June 15, 1999, from GRS in favor of the Company*

     10.8 Shareholders' Rights Agreement dated as of June 15, 1999, among the Company, GRS and certain shareholders of GRS*

     10.9 Registration Rights Agreement dated as of June 15, 1999, between the Company and GRS*

     27.1         Financial Data Schedule*
---------------

* Filed herewith.