Form 10-Q
period 1999-09-30
PRECISION RESPONSE CORP
filed 1999-11-04
CIK 1013058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                For the quarterly period ended SEPTEMBER 30, 1999


     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


             For the transition period from          to
                                            --------   --------

                         Commission file number: 0-20941

                         PRECISION RESPONSE CORPORATION
             (Exact name of Registrant as specified in its charter)


           FLORIDA                                      59-2194806
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



              1505 N.W. 167TH STREET, MIAMI, FLORIDA      33169
             (Address of principal executive offices)   (Zip code)



                                 (305) 816-4600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         ON NOVEMBER 1, 1999, THE REGISTRANT HAD 21,633,533 OUTSTANDING SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                       PART I.

ITEM NO.                                                                                                     PAGE(S)

      1.             FINANCIAL STATEMENTS

                     Consolidated Balance Sheets (Unaudited)-
                          September 30, 1999 and December 31, 1998............................................     3

                     Consolidated Statements of Operations (Unaudited) -
                          Three and Nine months ended September 30, 1999 and 1998.............................     4

                     Consolidated Statements of Cash Flows (Unaudited) -
                          Nine months ended September 30, 1999 and 1998.......................................     5

                     Notes to Consolidated Financial Statements...............................................    6-10

      2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS..............................................................   11-22

      3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............................     22

                                                     PART II.

      1.             LEGAL PROCEEDINGS........................................................................     23

      2.             CHANGES IN SECURITIES AND USE OF PROCEEDS................................................     23

      6.             EXHIBITS AND REPORTS ON FORM 8-K.........................................................     24

                     SIGNATURES...............................................................................     25

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                                 1999                 1998
                                                                            --------------       --------------
ASSETS
Current assets:
    Cash and cash equivalents............................................   $        2,431       $        1,656
    Accounts receivable, net of allowances of $1,712 and $8,225,
       respectively......................................................           42,088               42,771
    Income taxes receivable..............................................              200                  215
    Deferred income taxes................................................            4,568                6,906
    Prepaid expenses and other current assets............................            3,974                4,186
                                                                            --------------       --------------
            Total current assets.........................................           53,261               55,734
Property and equipment, net..............................................           79,717               71,414
Deferred income taxes....................................................            4,416                5,516
Other assets.............................................................            2,417                  782
                                                                            --------------       --------------
            Total assets.................................................   $      139,811       $      133,446
                                                                            ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations..........................   $        1,972       $        2,510
    Accounts payable.....................................................           11,128               16,571
    Restructuring accrual................................................            1,638                3,244
    Accrued compensation expenses........................................            6,708                3,108
    Other accrued expenses...............................................            7,956                7,174
    Customer deposits....................................................            1,288                1,108
                                                                            --------------       --------------
            Total current liabilities....................................           30,690               33,715
Long-term obligations, less current maturities...........................           21,202               16,916
Restructuring accrual....................................................            2,372                3,456
                                                                            --------------       --------------
            Total liabilities............................................           54,264               54,087
                                                                            --------------       --------------

Commitments and contingencies                                                           --                   --

Shareholders' equity:
    Common stock, $0.01 par value; 100,000,000 shares authorized;
        21,633,533 and 21,549,000 issued and outstanding, respectively...              216                  215
    Additional paid-in capital...........................................           98,277               97,179
    Accumulated deficit..................................................          (12,709)             (18,035)
    Unearned compensation................................................             (237)                  --
                                                                            --------------       --------------
            Total shareholders' equity...................................           85,547               79,359
                                                                            --------------       --------------
            Total liabilities and shareholders' equity...................   $      139,811       $      133,446
                                                                            ==============       ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                   FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 -------------------------       -------------------------
                                                                   1999            1998            1999            1998
                                                                 ---------       ---------       ---------       ---------
REVENUES..................................................       $  57,006       $  44,978       $ 153,344       $ 128,892
                                                                 ---------       ---------       ---------       ---------
OPERATING EXPENSES:
    Cost of services ......................................         46,575          40,541         126,941         114,273
    Selling, general and administrative
       expenses ...........................................          6,148          10,734          16,689          18,484
    Restructuring and asset impairment
      charges .............................................             --          13,583              --          13,583
                                                                 ---------       ---------       ---------       ---------
            Total operating expenses ......................         52,723          64,858         143,630         146,340
                                                                 ---------       ---------       ---------       ---------
            Operating income (loss) .......................          4,283         (19,880)          9,714         (17,448)
OTHER INCOME (EXPENSE):
    Interest income .......................................              1              44              46             196
    Interest expense ......................................           (295)           (348)           (797)           (994)
                                                                 ---------       ---------       ---------       ---------
            INCOME (LOSS) BEFORE INCOME TAX
                PROVISION (BENEFIT) .......................          3,989         (20,184)          8,963         (18,246)
Income tax provision (benefit) ............................          1,597          (7,580)          3,637          (6,844)
                                                                 ---------       ---------       ---------       ---------
            NET INCOME (LOSS) .............................      $   2,392       $ (12,604)      $   5,326       $ (11,402)
                                                                 =========       =========       =========       =========

NET INCOME (LOSS) PER COMMON SHARE:
    Basic .................................................      $    0.11       $   (0.58)      $    0.25       $   (0.53)
                                                                 =========       =========       =========       =========
    Diluted ...............................................      $    0.11       $   (0.58)      $    0.25       $   (0.53)
                                                                 =========       =========       =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
    Basic .................................................         21,565          21,549          21,554          21,548
                                                                 =========       =========       =========       =========
    Diluted ...............................................         22,424          21,556          21,729          21,616
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

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                         -------------------------------
                                                                             1999             1998
                                                                         ------------       ------------
Operating activities:
    Net income (loss) .............................................      $      5,326       $    (11,402)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization .............................            10,933              9,702
        Provision for bad debts and sales allowances ..............             1,478              6,720
        Amortization of unearned compensation .....................                45                108
        Restructuring and asset impairment charges ................                --             11,850
        Deferred income taxes .....................................             3,621             (6,943)
    Changes in operating assets and liabilities:
        Accounts receivable .......................................              (795)           (20,188)
        Income taxes receivable ...................................                15              6,755
        Prepaid expenses and other current assets .................               212              1,050
        Other assets ..............................................               (97)              (682)
        Accounts payable ..........................................            (5,443)            (4,748)
        Restructuring accrual .....................................            (2,690)             5,249
        Accrued compensation expenses .............................             3,600               (496)
        Other accrued expenses ....................................               782              3,672
        Customer deposits .........................................               180             (2,659)
                                                                         ------------       ------------
            Net cash provided by (used in) operating activities ...            17,167             (2,012)
                                                                         ------------       ------------

Investing activities:
    Purchases of property and equipment ...........................           (19,236)           (14,100)
    Investment in unconsolidated affiliate ........................            (1,538)                --
                                                                         ------------       ------------
            Net cash used in investing activities .................           (20,774)           (14,100)
                                                                         ------------       ------------

Financing activities:
    Net proceeds from revolving credit facility ...................             5,500              8,300
    Proceeds from long-term obligations ...........................                --              4,000
    Payments on long-term obligations .............................            (1,752)            (1,995)
    Proceeds from exercise of stock options .......................               634                 --
                                                                         ------------       ------------
            Net cash provided by financing activities .............             4,382             10,305
                                                                         ------------       ------------

Net increase (decrease) in cash and cash equivalents ..............               775             (5,807)

Cash and cash equivalents at beginning of period ..................             1,656             11,080
                                                                         ------------       ------------
Cash and cash equivalents at end of period ........................      $      2,431       $      5,273
                                                                         ============       ============




        The accompanying notes are an integral part of these consolidated financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   OPERATIONS AND BASIS OF PRESENTATION

         Precision Response Corporation and subsidiaries (the "Company") is a full-service provider of outsourced customer care, utilizing a fully-integrated mix of traditional call center and e-commerce customer care solutions and services, to large corporations, predominantly those within the Fortune 1000, and high-growth Internet-focused companies. Through the integration of its teleservicing, e-commerce customer care services, database marketing and management, and fulfillment capabilities, the Company is able to offer a total customer relationship solution to meet its clients' needs.

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim unaudited consolidated financial statements. The balance sheet at December 31, 1998 included herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of results that may be expected for the full fiscal years. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 31, 1999 (the "1998 Form 10-K").

2.   EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------------------------------------
                                                                 1999                           1998
                                                     ----------------------------- -------------------------------
                                                       NET                            NET
                                                     INCOME                PER       INCOME                 PER
                                                      (LOSS)    SHARES    SHARE      (LOSS)     SHARES     SHARE
                                                     -------   -------   --------   ---------   -------   --------
BASIC EPS:
    Income (loss) available to common shareholders   $ 2,392    21,565   $   0.11   $ (12,604)   21,549   $  (0.58)

EFFECT OF DILUTIVE SECURITIES:
    Stock options ................................        --       859         --          --         7         --
                                                     -------   -------   --------   ---------   -------   --------

DILUTED EPS:
    Income (loss) available to common shareholders
        and assumed exercises ....................   $ 2,392    22,424   $   0.11   $ (12,604)   21,556   $  (0.58)
                                                     =======   =======   ========   =========   =======   ========


                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------------------------------------
                                                                 1999                           1998
                                                     ----------------------------- -------------------------------
                                                       NET                            NET
                                                     INCOME                PER       INCOME                 PER
                                                      (LOSS)    SHARES    SHARE      (LOSS)     SHARES     SHARE
                                                     -------   -------   --------   ---------   -------   --------
BASIC EPS:
    Income (loss) available to common shareholders   $ 5,326    21,554   $   0.25   $ (11,402)   21,548   $  (0.53)

EFFECT OF DILUTIVE SECURITIES:
    Stock options ................................        --       175         --          --        68         --
                                                     -------   -------   --------   ---------   -------   --------

DILUTED EPS:
    Income (loss) available to common shareholders
        and assumed exercises ....................   $ 5,326    21,729   $   0.25   $ (11,402)   21,616   $  (0.53)
                                                     =======   =======   ========   =========   =======   ========

3.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

         On June 15, 1999, the Company acquired 6,000,000 shares of common stock of Global Reservation Systems, Inc. ("GRS"), currently representing an approximate 15% ownership interest on a fully-diluted basis, for an aggregate purchase price of $1.5 million. GRS, a California corporation, specializes in developing Internet-based travel products and service systems. This equity investment in GRS has been accounted for using the cost method and is included in Other assets in the accompanying Consolidated Balance Sheet as of September 30, 1999.

         In conjunction with this transaction, the Company also was issued a warrant to purchase an aggregate of 3,000,000 shares of GRS common stock at an exercise price equivalent to the lesser of (i) the lowest per share price of any sales or issuances of GRS common stock (other than the sales or issuances related to outstanding GRS options to purchase 6,065,391 shares or an additional 2,900,000 shares reserved by GRS for future issuances of options) that take place up to the time of exercise or (ii) $0.85 per share. The exercise price and/or number of shares issuable upon exercising the warrant will be proportionately adjusted if effected after any future stock dividends, stock splits, combinations of stocks or issuance of stock in a reclassification. The right to exercise the warrant, in whole or in part, expires on June 15, 2002. In addition, the Company's decision to exercise this warrant currently would require the consent of the lender on its revolving credit facility and existing mortgage loan (see Note 6 herein below).

4.   PROPERTY AND EQUIPMENT

         Property and equipment is comprised of both owned property and property under capital leases, the details of which are set forth below (in thousands):

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                              SEPTEMBER 30, 1999                    DECEMBER 31, 1998
                                    -----------------------------------    -----------------------------------
                                      OWNED        LEASED       TOTAL       OWNED        LEASED        TOTAL
                                    ---------    ---------    ---------    ---------    ---------    ---------
Land ............................   $   1,057           --    $   1,057    $   1,057           --    $   1,057
Buildings and improvements ......       5,124           --        5,124        4,878           --        4,878
Telecommunications
 equipment and software .........      23,050    $   4,432       27,482       20,946    $   4,432       25,378
Computer equipment and software .      48,345        5,523       53,868       33,768        5,523       39,291
Leasehold improvements ..........      11,365           --       11,365       11,167           --       11,167
Furniture and fixtures ..........       8,416          242        8,658        8,044          242        8,286
Vehicles ........................         111           --          111          111           --          111
                                    ---------    ---------    ---------    ---------    ---------    ---------
                                       97,468       10,197      107,665       79,971       10,197       90,168
Development in process ..........      13,147           --       13,147       11,408           --       11,408
                                    ---------    ---------    ---------    ---------    ---------    ---------
                                      110,615       10,197      120,812       91,379       10,197      101,576
Less: accumulated depreciation
 and amortization ...............     (35,527)      (5,568)     (41,095)     (25,943)      (4,219)     (30,162)
                                    ---------    ---------    ---------    ---------    ---------    ---------
                                    $  75,088    $   4,629    $  79,717    $  65,436    $   5,978    $  71,414
                                    =========    =========    =========    =========    =========    =========



         Included within Computer equipment and software in the above table are approximately $10.0 million related to system modules, which are associated with the Company's initiative to implement an Enterprise Resource Planning solution (which the Company designated the PRISM Project), that were operational as of September 30, 1999, as well as $1.1 million of software developed for internal purposes that was available for use as of September 30, 1999. Additionally, as of September 30, 1999, $7.6 million related to the purchase and integration of certain teleservices software (IMA Advantage/Edge) not yet certified for client use and $2.7 million related to the PRISM Project modules not yet operational are included within Development in process in the above table.

         The Company capitalizes interest costs that are incurred as a result of borrowings under the Company's revolving credit facility used to partially fund the Company's PRISM Project and the development of internal use software. Total interest cost incurred during the three and nine months ended September 30, 1999 was $465,000 and $1.3 million, respectively, of which $170,000 and $535,000 was capitalized as of the three and nine months ended September 30, 1999, respectively. As internal use software is available for use and as each module of the PRISM Project is operational, all associated capitalized costs are amortized on a straight-line basis over the software's or module's estimated useful life.

5.   RESTRUCTURING AND OTHER NON-RECURRING SPECIAL CHARGES

         During the third quarter of 1998, the Company performed an extensive review of its operations and existing available workstation capacity. As a result of this review, the Company initiated a restructuring and performance enhancing initiatives plan, which centered on exiting an incentive-based outbound teleservicing program, making adjustments to certain call centers' workstation capacity, reducing overhead and administrative headcount and replacing certain existing software programs utilized in its call center operations with new customer interaction software reflective of advances in customer care technology. In adopting this plan, the Company recorded non-recurring restructuring and other special charges of approximately $22.1 million in the third quarter of 1998 with an after-tax impact of $13.8 million. Of the total non-recurring restructuring and other special charges accrued in connection with the 1998 plan, at September 30, 1999, approximately $3.9 million is included in Restructuring accrual and $764,000 relating to other special charges is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         During the fourth quarter of 1998, the Company's exit of the incentive-based outbound teleservices program was completed and during the first quarter of 1999, the Company completed its termination of certain designated employees. As of September 30, 1999, the Company had relocated substantially all of the teleservicing programs from one call center and continued to reconfigure the workstation capacity in another call center to facilitate operating it at a reduced workstation count indicative of the surrounding labor market conditions. Additionally, the Company continued its efforts relative to the implementation of new customer interaction software reflective of advances in customer care technology. These remaining initiatives are currently expected to be completed during the fourth quarter of 1999.

         The following table sets forth the details and the cumulative activity in the restructuring accrual during the nine months ended September 30, 1999 (in thousands):

                                                     ACCRUAL                         ACCRUAL
                                                   BALANCE AT                       BALANCE AT
                                                   DECEMBER 31,                    SEPTEMBER 30,
                                                      1998        EXPENDITURES        1999
                                                   ------------   ------------     ------------

Severance and other employee costs ........        $      697      $     (697)               --
Closure and consolidation of facilities and
  related exit costs ......................             6,003          (1,993)     $      4,010
                                                   ----------      ----------      ------------
    Total restructuring accrual ...........             6,700      $   (2,690)            4,010
                                                                   ==========
    Less: current portion .................            (3,244)                           (1,638)
                                                   ----------                      ------------
    Total restructuring accrual, long-term         $    3,456                      $      2,372
                                                   ==========                      ============

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

         The Credit Facility is collateralized by all of the Company's owned and hereafter acquired assets. The Company may borrow up to 80% of eligible accounts receivable. The Credit Facility accrues interest at the Company's option at (i) the greater of the prime rate or the Federal funds rate plus 0.50% or (ii) the LIBOR rate plus a specified percentage (1.25% to 1.75%) based upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company pays a fee of between 0.1875% and 0.25% per annum on unused commitments under the Credit Facility based upon the ratio of funded debt to EBITDA, of which the rate was 0.1875% per annum at September 30, 1999. The Company is required, under the terms of the Credit Facility, to maintain certain financial covenants and ratios, including minimum tangible net worth and funded debt to EBITDA and funded debt to capitalization ratios, to limit capital expenditures and additional indebtedness and is restricted, among other things, with respect to the declaration and payment of dividends, redemptions, investments and acquisitions. At September 30, 1999, the outstanding balance of the Credit Facility was $16.5 million ($6.5 million at 8.25% per annum, $5.2 million at 6.54% per annum, $2.5 million at 6.56% per annum and $2.3 million at 6.51% per annum) and is included in Long-term obligations, less current maturities in the accompanying Consolidated Balance Sheets. At September 30, 1999, the available balance under the terms of the Credit Facility was $16.1 million.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         The Company also has secured a mortgage, as amended effective June 30, 1999, with the lender on its Credit Facility in connection with the acquisition of a property (land and existing building) located in Sunrise, Florida. The mortgage loan is for $5.1 million, of which $4.0 million was advanced at closing in 1998. The remaining $1.1 million available under the loan is subject to the Company's completion of future interior improvements to the property by January 31, 2000. The amended mortgage note accrues interest payable quarterly at the LIBOR rate plus 1.50% per annum, of which the interest rate was 6.90% per annum at September 30, 1999. Principal payments are due quarterly, commencing on January 31, 2000, based upon a 20-year amortization schedule, with a balloon payment due at maturity on June 1, 2005. The amended mortgage loan is cross-defaulted with and has terms substantially similar to the Credit Facility.

7.   LEASE COMMITMENTS

         On July 20, 1999, the Company executed a ten-year lease agreement with Crossroads Business Park Associates (the "Landlord"), which includes options to extend the initial term of the lease for an additional 15 years. The premises, located in Plantation, Florida, will be the site of the Company's new principal corporate offices, as the lease for the Company's existing principal corporate offices expires in April 2000. Certain terms of the new lease were amended on October 29, 1999, to provide for additional administrative space. The monthly base rent, as amended, payable commencing on the earlier of (i) the fifteenth business day immediately following the date that a certificate of occupancy or its equivalent is issued permitting the Company to occupy the premises or (ii) March 15, 2000, will initially be $54,775 per month, subject to 3% annual increases. The Company will also pay its proportionate share of customary operating expenses of the office building in which the Company's premises are located. Pursuant to the lease agreement, as amended, the Landlord will pay the Company an improvement allowance in the amount of $1.8 million. The Company has delivered a letter of credit in the amount of $750,000 to the Landlord as security for the performance of the Company's obligations under the lease agreement. The amount of such letter of credit will decrease annually by $150,000.

8.   CONTINGENCIES

         On or about August 26, 1998 a lawsuit was filed in Connecticut, captioned HENRY E. FREEMAN AND FREEMAN INDUSTRIAL ENTERPRISES CORPORATION v. PRECISION RESPONSE CORPORATION, MARK J. GORDON AND DAVID L. EPSTEIN (Case No. 3:98-CV-1895-AVC (D. Conn.)). It is currently pending in the United States District Court for the District of Connecticut. This lawsuit alleges that the Company breached its contracts with the plaintiffs by allegedly failing to pay all commissions relating to certain clients whom the plaintiffs allegedly claim they procured for the Company. The Amended Complaint also contains claims of breach of fiduciary duty, breach of covenant of good faith and fair dealing, civil conspiracy, fraud/fraud in the inducement, intentional infliction of emotional distress, negligent misrepresentation and violations of the Connecticut Unfair Trade Practices Act. The plaintiffs seek actual, compensatory and punitive damages, declaratory judgement that certain contracts are invalid due to undue influence exercised upon plaintiffs, recission of such contracts, an accounting and interest, costs and attorneys' fees. The Company has filed a motion to dismiss the Amended Complaint for failure to state a cause of action, which is currently pending before the Court.

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

OVERVIEW AND BASIS OF PRESENTATION

         The Company is a full-service provider of outsourced customer care, utilizing a fully-integrated mix of traditional call center and e-commerce customer care solutions and services to large corporations, predominantly those within the Fortune 1000, and high-growth Internet-focused companies. Through the integration of its teleservicing, e-commerce customer care services, database marketing and management, and fulfillment capabilities, the Company is able to offer a total customer relationship solution to meet its clients' needs.

         The Company's primary source of revenue is teleservicing activities which are comprised of both inbound (customer-initiated) and outbound calls. The majority of teleservicing revenues are derived from inbound calls, which represented approximately 95% of teleservicing revenues and 84% of total revenues for the three months ended September 30, 1999 as compared to approximately 89% of teleservicing revenues and 75% of total revenues for the three months ended September 30, 1998. For the nine months ended September 30, 1999, teleservicing revenues derived from inbound calls represented approximately 93% of teleservicing revenues and 82% of total revenues as compared to approximately 84% of teleservicing revenues and 64% of total revenues for the same period of the prior year. Inbound teleservicing consists mostly of longer-term customer care and customer service programs that tend to be more predictable than other teleservicing revenues. Outbound teleservicing is driven by marketing programs which change frequently relative to inbound programs. As such, outbound teleservicing is subject to greater variation in operating results (see "Fluctuations in Quarterly Results" below).

         Commencing in 1998 and during the nine months ended September 30, 1999, the Company began strategic initiatives to capitalize on the extraordinary growth of Internet commerce by integrating Internet technologies with the Company's current products and services to, in effect, create multimedia customer interaction centers. In the first three quarters of 1999, the Company continued to make advances in the development and marketing of the Internet-based and e-commerce services offered by PRCNETCARE.COM(SM), its Internet-based customer service subsidiary. PRCNETCARE.COM is dedicated to developing and providing a total customer care solution for companies conducting business over the Internet. During the three months ended September 30, 1999, its third quarter of operation, PRCNETCARE.COM generated revenues of approximately $2.0 million primarily from InfiniteAccess, the subsidiary's principal Internet-based customer care offering. During the nine months ended September 30, 1999, PRCNETCARE.COM generated revenues of approximately $3.5 million.

         PRCNETCARE.COM offers clients its InfiniteAccess suite of products and services. These products and services enable the Company to integrate clients' Internet-based customer care and e-commerce activities with the Company's existing teleservices, database marketing and management, and fulfillment services. InfiniteAccess's current base of offerings includes: PRC SmartMail, an automated electronic messaging response service; PRC Web On-Line, a Web collaborative service enabling the Company's customer care associates to interact with clients' customers live over the telephone and the Internet; PRC Internet Fulfillment Service, an e-mail and Web-based fulfillment process that supports e-commerce transactions; and PRC Host, a Web application hosting and information service that enables clients to conduct e-commerce activities while limiting their technology investments. The Company is currently committed to investing in and expanding its Internet-based and e-commerce services and continues to make strategic infrastructure and software investments as it seeks to leverage its existing technological capabilities into a leading position in the emerging market for interactive customer care services.

         The Company offers a wide variety of information services including formulating, designing and customizing teleservicing and electronic applications, programming, and demographic and psychographic profiling. The Company employs information technology specialists who design, develop and manage applications for each client's unique customer service and marketing programs.

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

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data, as a percentage of revenues, for the periods indicated (and includes the impact of restructuring and non-recurring special charges during the three and nine months ended September 30, 1998 as discussed below):

                                                             FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                          ---------------------------      --------------------------
                                                             1999           1998              1999           1998
                                                          -----------    ------------      -----------    -----------
SELECTED OPERATING RESULTS:
    Revenues..........................................      100.0%         100.0%            100.0%         100.0%
    Cost of services..................................       81.7           90.1              82.8           88.7
                                                          -----------    ------------      -----------    -----------
            Gross margin..............................       18.3            9.9              17.2           11.3
    Selling, general and administrative expenses......       10.8           23.9              10.9           14.3
    Restructuring and asset impairment charges........         --           30.2                --           10.5
                                                          -----------    ------------      -----------    -----------
            Operating income (loss)...................        7.5%         (44.2)%             6.3%         (13.5)%
                                                          ===========    ============      ===========    ===========

         During the third quarter of 1998, the Company performed an extensive review of its operations and existing available workstation capacity. As a result of this review, the Company initiated a restructuring and performance enhancing initiatives plan, which centered on exiting an incentive-based outbound teleservicing program, consolidating and making adjustments to certain call centers' workstation capacity, reducing overhead and administrative headcount and replacing certain existing software programs utilized in its call center operations with new customer interaction software reflective of advances in customer care technology. In adopting this plan, the Company recorded non-recurring restructuring and other special charges of approximately $22.1 million in the third quarter of 1998 with an after-tax impact of $13.8 million. The charges to earnings are included in the following categories in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1998:

                                                                          AFTER-TAX PER
                                                   PRE-TAX DOLLAR             SHARE
                                                       AMOUNT               (DILUTED)
                                                   (IN MILLIONS)             AMOUNT
                                                 -------------------     ----------------
    Restructuring and asset impairment
       charges..............................           $ 13.6                 $  (0.39)
    Cost of services........................              2.3                    (0.07)
    Selling, general and administrative
       expenses.............................              6.2                    (0.18)
                                                 -------------------     ----------------
            Total...........................           $ 22.1                 $  (0.64)
                                                 ===================     ================

REVENUES

         Revenues for the three and nine months ended September 30, 1999 were $57.0 million and $153.3 million, respectively, an increase of $12.0 million, or 26.7%, and $24.4 million, or 19.0%, over the comparable periods in the prior year. The principal components of revenues are teleservicing activities (representing 89.1% and 88.8% of revenues for the three and nine months ended September 30, 1999, respectively, and 84.3% and 77.3% of revenues for the three and nine months ended September 30, 1998, respectively), information services (representing 8.1% and 8.2% of revenues for the three and nine months ended September 30, 1999, respectively, and 7.7% and 9.3% of revenues for the three and nine months ended September 30, 1998, respectively) and fulfillment services (representing 2.8% and 3.0% of revenues for the three and nine months ended September 30, 1999, respectively, and 8.0% and 13.4% of revenues for the three and nine months ended September 30, 1998, respectively).

         The Company had seven call centers and approximately 4,550 workstations in operation as of September 30, 1999, and eight call centers and approximately 4,500 workstations in operation as of September 30, 1998. In connection with its 1998 restructuring and performance-enhancing initiatives plan, the Company, as of September 30, 1999, had substantially relocated all of the teleservicing programs from one call center and continued to reconfigure the workstation capacity in another center. This relocation and elimination was offset by the expansion of workstations and capacity in existing call centers. The Company is continuing to expand workstation capacity in its existing sites to meet current capacity needs. However, should the Company experience continued growth beyond that which can be serviced from existing sites, additional workstation capacity would be necessary. If such circumstance arises, the Company would open an additional center, most likely in the facility it currently owns in Sunrise, Florida. As of September 30, 1999, the Company's workstation utilization rate was approximately 88%. The Company continues to attempt to seek the award of additional work from existing clients and pursue new client opportunities in order to improve the utilization of its workstations.

         Teleservicing activities accounted for the majority of the revenue growth during both the three and nine months ended September 30, 1999. Revenues from teleservicing activities for the three and nine months ended September 30, 1999 were $50.8 million and $136.1 million, respectively, an increase of $12.9 million, or 34.1%, and $36.5 million, or 36.7%, over the comparable periods in the prior year. Major factors contributing to the increase in teleservicing revenues were the addition of several new programs for existing clients as well as the addition of new clients. Revenues from the Company's largest client accounted for 41.1% and 43.5% of total revenues for the three and nine months ended September 30, 1999, compared to 51.2% and 44.7% for the three and nine months ended September 30, 1998. Besides the Company's largest client, no other client accounted for 10% or more of total revenues for the three or nine months ended September 30, 1999. Generally, teleservicing revenues are earned on a rate-per-hour basis. However, during the three and nine months ended September 30, 1998, approximately 3.8% and 14.2% of total revenues were earned under incentive-based compensation agreements, respectively. At the end of the third quarter of 1998 the Company made a strategic decision to exit the incentive-based outbound teleservices program and ceased earning revenues under incentive-based compensation agreements during the fourth quarter of 1998.

         Revenues from information services for the three and nine months ended September 30, 1999 were $4.6 million and $12.6 million, respectively, an increase of $1.1 million, or 32.3%, and $0.6 million, or 4.9%, compared to the same periods of the prior year. These increases were primarily attributable to information services provided as a result of the addition of new clients and growth in the Company's relationships with existing clients. The increase for the nine months ended September 30, 1999 was offset by information services provided to a certain client during the second quarter of 1998 compared to no such services provided to this client for the comparable period of 1999.

         Revenues from Internet-based customer care services for the three and nine months ended September 30, 1999, in connection with PRCNETCARE.COM'S third quarter of operations, were approximately $2.0 million and $3.5 million, respectively, and are included in revenues from teleservicing and information services noted above. PRCNETCARE.COM continues to develop client relationships with existing PRC clients, as well as new Internet-focused companies, including one of the nations largest Internet e-commerce companies.

         Revenues from fulfillment services for the three and nine months ended September 30, 1999 were $1.6 million and $4.6 million, respectively, a decrease of $2.0 million, or 56.0%, and $12.7 million, or 73.1%, compared to the same period of the prior year. Revenues from fulfillment services for both the three and nine months ended September 30, 1998 included fulfillment services provided in connection with the incentive-based outbound teleservices program. As described above, the Company exited the incentive-based outbound teleservices program in the fourth quarter of 1998. This program included several fulfillment services.

COST OF SERVICES

         Cost of services generally include all direct and some indirect costs incurred in connection with the Company's revenue-producing departments, including, but not limited to, labor, telephone expenses directly related to revenue-generating activities, equipment under operating leases used in the call centers and fulfillment facility, direct overhead for all such operational facilities, such as rent, security and insurance, and depreciation and amortization of property and equipment used in operations. Cost of services for the three and nine months ended September 30, 1999 were $46.6 million and $126.9 million, respectively. Excluding the impact of the restructuring and non-recurring special charges during the three and nine months ended September 30, 1998, this represented an increase of $8.4 million, or 22.0%, and $14.9 million, or 13.3%, over the comparable periods in the prior year. The increases are principally as a result of the growth in operations. In addition, included in these amounts are the cost of services related to PRCNETCARE.COM, which were approximately $1.8 million and $3.6 million for the three and nine months ended September 30, 1999, respectively.

         Excluding the impact of restructuring and non-recurring special charges during the three and nine months ended September 30, 1998, the decrease in cost of services, as a percentage of revenues, from 84.9% for the three months ended September 30, 1998 to 81.7% for the three months ended September 30, 1999 and from 86.8% for the nine months ended September 30, 1998 to 82.8% for the nine months ended September 30, 1999, was primarily attributable to the Company's less than satisfactory operating results generated by the incentive-based outbound teleservices program for the three and nine months ended September 30, 1998, as well as the Company's continued focus on increasing cost efficiencies and operating leverage during the three and nine months ended September 30, 1999. As described above, the Company exited the incentive-based outbound teleservices program in the fourth quarter of 1998. The decrease is also attributable to the Company's continued improvement in the utilization of workstation capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") generally include the costs of central services the Company provides to support and manage its operations, including senior management, sales and marketing, human resources, finance and management information systems functions. SG&A for the three and nine months ended September 30, 1999 were $6.1 million and $16.7 million, respectively. Excluding the impact of restructuring and non-recurring special charges during the three and nine months ended September 30, 1999, this represented an increase of $1.6 million, or 35.6%, and $4.4 million, or 35.8%, over the comparable periods in the prior year. A portion of this increase is due to the Company's continued investment in the development, sales and marketing of PRCNETCARE.COM, resulting in SG&A of approximately $800,000 and $1.9 million during the three and nine months ended September 30, 1999, respectively. The remainder of the increase is principally due to the Company's growth in operations, the addition of certain management positions during the first half of 1999 and annual salary increases.

         Excluding the impact of restructuring and non-recurring special charges during the three and nine months ended September 30, 1998, SG&A, as a percentage of revenues, increased from 10.1% for the three months ended September 30, 1998 to 10.8% for the three months ended September 30, 1999 and from 9.5% for the nine months ended September 30, 1998 to 10.9% for the nine months ended September 30, 1999. This increase is principally a result of the development, sales and marketing of PRCNETCARE.COM, as well as the addition of certain management positions during the first half of 1999 and annual salary increases.

INTEREST, NET

         Interest expense, net of interest income and capitalized interest, was $294,000 and $751,000 for the three and nine months ended September 30, 1999, respectively, compared to net interest expense of $304,000 and $798,000 for the comparable periods of the prior year. The decrease in net interest expense is due to the capitalization of certain interest costs during the three and nine months ended September 30, 1999 that were incurred as a result of borrowings under the Company's revolving credit facility used to partially fund the Company's PRISM Project and the development of internal use software. (See Note 4 - Property and Equipment of the Notes to Consolidated Financial Statements.)

INCOME TAXES

         The Company had a deferred tax asset of $9.0 million at September 30, 1999 and $12.4 million at December 31, 1998. The net deferred tax asset in the amount of $9.0 million at September 30, 1999 is based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences. Although realization is not assured, the Company believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company will continue to review the assumptions used on a quarterly basis and make adjustments as appropriate.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

         For the three months ended September 30, 1999, net income was $2.4 million compared to net income of $1.2 million, excluding the impact of restructuring and non-recurring special charges, for the comparable period of 1998. Net income per common share for the three months ended September 30, 1999 was $0.11 and net income per common share for the three months ended September 30, 1998, excluding the impact of restructuring and non-recurring special charges, was $0.06. After giving effect to the impact of restructuring and non-recurring special charges, for the three months ended September 30, 1998, net loss was $12.6 million and net loss per share for the three months ended September 30, 1998, was $(0.58).

         For the nine months ended September 30, 1999, net income was $5.3 million compared to net income of $2.4 million, excluding the impact of restructuring and non-recurring special charges, for the comparable period of 1998. Net income per common share for the nine months ended September 30, 1999 was $0.25 and net income per common share for the nine months ended September 30, 1998, excluding the impact of restructuring and non-recurring special charges, was $0.11. After giving effect to the impact of restructuring and non-recurring special charges, for the nine months ended September 30, 1998, net loss was $11.4 million and net loss per share for the three months ended September 30, 1998, was $(0.53).

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1999, the Company funded its operations and capital expenditures primarily through cash flows from operations and, to a lesser extent, bank borrowings. See Note 6 - Credit Facility and Long-Term Debt of the Notes to Consolidated Financial Statements for discussion of the terms of the Company's credit facility and mortgage loan.

         At September 30, 1999, the Company had cash and cash equivalents of $2.4 million and total long-term obligations (including current maturities thereof) of $23.2 million. Net cash provided by operating activities was $17.2 million for the nine months ended September 30, 1999 and net cash used in operating activities was $2.0 million for the same period in the prior year. The decrease in cash used in operating activities from the first nine months of 1999 compared to the same period in 1998 was primarily attributable to a significantly lower change in accounts receivable balances for the nine months ended September 30, 1999 as compared to the same period in 1998 as a result of increased collection efforts and improved capacity utilization.

         Net cash used in investing activities was $20.8 million and $14.1 million for the nine months ended September 30, 1999 and 1998, respectively. Investing activities for the nine months ended September 30, 1999 were principally for capital expenditures as well as a $1.5 million equity investment in Global Reservation Systems, Inc., a West Coast firm specializing in Internet-based travel products and service systems, which is described in further detail in Note 3 - Investment in Unconsolidated Affiliate of the Notes to Consolidated Financial Statements. All investing activities for the nine months ended September 30, 1998 were for capital expenditures.

         Capital expenditures increased from $14.1 million for the nine months ended September 30, 1998 to $19.2 million for the same period of the current year. Capital expenditures for the nine months ended September 30, 1998 were primarily for the completion of the relocation and consolidation of administrative office space into unused space in an existing facility, costs incurred for the Company's internal financial and operating system enhancements (the PRISM Project) and the purchase of land and a building located in Sunrise, Florida. Capital expenditures for the nine months ended September 30, 1999 relate primarily to costs incurred for the expansion of workstations in existing facilities to accommodate the award of new and existing client programs and the PRISM Project, PRCNETCARE.COM product and service offerings, and IMA Advantage/Edge, as discussed below.

         During the first quarter of 1998, the Company began its implementation of an Enterprise Resource Planning ("ERP") solution, which will allow for all internal systems (including those related to billing, payroll, client profitability management, human resource management and general ledger) to be fully integrated into a common platform. The Company has designated its ERP implementation as the PRISM Project. The PRISM Project is utilizing both internal resources as well as outside consultants to allow for a quick and efficient implementation. Full implementation, including software, hardware, consulting fees, training and internal resources, will cost approximately $13.0 million, of which $12.7 million was spent as of September 30, 1999. As of September 30, 1999, all modules of the PRISM Project had been implemented, with the exception of the billing module, which is expected to be placed in service during the fourth quarter of 1999. See Note 4- Property and Equipment of the Notes to Consolidated Financial Statements.

         In connection with PRCNETCARE.COM, the Company expects through the middle of 2000 to continue its investment in developing and enhancing software products and technology infrastructure to accommodate Internet-based interactive customer communications. In addition, the Company is in the process of implementing IMA Advantage/Edge, a third-party customer interaction software product that utilizes advanced customer care technology. The full implementation of IMA Advantage/Edge is currently expected to cost approximately $9.0 million, of which $7.6 million was spent as of September 30, 1999, and will take place during the fourth quarter of 1999. See Note 4- Property and Equipment of the Notes to Consolidated Financial Statements.

         Net cash provided by financing activities was $4.4 million and $10.3 million for the nine months ended September 30, 1999 and 1998, respectively. Financing activities for the first nine months of 1999 and 1998 are principally comprised of net borrowings under the Company's revolving credit facility. In addition, during the nine months ended September 30, 1998, included in net cash provided by financing activities are the proceeds from the mortgage loan for the land and building located in Sunrise, Florida.

         The Company believes that funds generated from operations, available borrowings under the revolving credit facility and capital lease financings will be sufficient to finance its planned capital expenditures for the next twelve months. The Company's long-term capital requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business and the level of future capital expenditures required to develop and/or enhance software products and technology infrastructure to accommodate Internet-based interactive customer communications. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long-term, the Company would need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available or that, if available, it will be on terms favorable to the Company.

YEAR 2000 ISSUE

         The Year 2000 issue affects the Company's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs, including those with embedded microprocessors, that may not properly reflect or recognize the year 2000 and years thereafter. Because many computers and computer applications define dates by the last two digits of the year, "00" or other two-digit dates after the year 2000 may not be properly identified as the year 2000 or the appropriate later year, but rather the year 1900 or a year between 1901 and 1999 (as the case may be). This error could result in system and equipment failures or malfunctions causing disruption of operations, including, among others, a temporary inability to process calls, transactions and information, or engage in similar normal business activities.

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

         The following chart outlines, by major section, the phases of the Company's Year 2000 plan that have been completed:

                                                                          Phases
                                 -----------------------------------------------------------------------------------------
                                   Planning         Inventory
                                     and               and
       Major Section              Awareness         Assessment       Remediation        Validation        Implementation
-----------------------------    -------------     -------------    ---------------    -------------     -----------------
Internal Systems and
 Equipment.................       Completed         Completed         Completed         Completed           Completed
Hardware...................       Completed         Completed         Completed         Completed           Completed
Software Packages..........       Completed         Completed         Completed         Completed           Completed
Application Tools and
 Products..................       Completed         Completed         Completed         Completed           Completed
Client Applications........       Completed         Completed         Completed         Completed           Completed
Client Interfaces..........       Completed         Completed         Completed         Completed           Completed
Third Party Suppliers......       Completed         Completed         Completed         Completed           Completed

         As shown in the chart above, the Company has completed all phases of its Year 2000 plan. However, the Company will continue to monitor its Year 2000 plan throughout the remainder of 1999.

         The Company, pursuant to the PRISM Project, which was undertaken by the Company for reasons unrelated to any Year 2000 issues, has expended approximately $12.7 million of the estimated $13.0 million required to upgrade and enhance its internal financial and administrative systems. An ancillary benefit of the PRISM Project is that the resulting systems will be Year 2000 compliant. Implementation of substantially all aspects of the PRISM Project took place as of the third quarter of 1999, with the exception of the billing module, which is expected to be implemented during the fourth quarter of 1999. Through September 30, 1999, the Company, exclusive of the PRISM Project, has spent approximately $1.3 million on the Year 2000 issue. As all phases of the Company's Year 2000 plan have been completed as of September 30, 1999, the Company does not currently expect to incur any significant additional costs throughout the remainder of 1999 related to its Year 2000 efforts. This does not include any costs associated with the implementation of contingency plans, if required, which are described in more detail below. All incremental costs associated with the Year 2000 issue are being expensed as incurred.

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

         Customers - The Company's customers have been contacted and/or the Company has reviewed statements or disclosures published by its customers concerning their Year 2000 readiness. Substantially all of the Company's customers are addressing the Year 2000 issue and planning to achieve compliance prior to any impact on their respective business. For those customers that have not yet directly responded to the Company with respect to their Year 2000 compliance or for those customers that have not published a statement or disclosure concerning their Year 2000 readiness, the Company has determined that any impact on its operations resulting from those customers' non-compliance will be minor. Nonetheless, contingency plans have been developed as necessary on a client-by-client basis.

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

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and/or beliefs concerning future events and goals. If and when used in this report, the words "believes," "feels," "estimates," "plans," "expects," "intends," "projects," "anticipates," "sees," "contemplates," "may," "would," "could" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The Company can give no assurance that such expectations and beliefs will prove to be correct. Accordingly, the actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation, development and implementation of new client relationships and programs (especially with respect to its Internet clients), the maintenance of existing client relationships and programs (particularly since the Company's agreements with its clients generally do not assure the Company will generate a specific level of revenue, do not designate the Company as the exclusive service provider and are terminable on short notice), the effective completion of the implementation of the Company's restructuring plan and performance-enhancing initiatives, the achievement of satisfactory levels of both gross and operating profits and margins, the opening of new customer interaction centers in accordance with strategic plans and in a timely and economic manner consistent with existing capacity requirements, the ability of the Company to hire, train and retain a sufficient labor force of qualified personnel at competitive wage rates, the development and continued enhancement of telecommunication, Internet, computer and information technologies and infrastructures and operational and financial systems (including the successful and timely completion of the implementation and installation of the PRISM Project), the effective and timely marketing to, and level of acceptance and increased utilization by, existing and new clients of the Company of Precision Resolution, InfiniteAccess and other Internet products and services, technical difficulties or errors, problems or excessive costs incurred by the Company in connection with the completion of the development, implementation and/or future enhancement of InfiniteAccess, Precision

Resolution, and/or IMA Advantage/Edge, and/or the integration of Internet technologies with the Company's current products and services to create customer interaction centers and the success and acceptance by the Company's clients thereof, the failure of the Company to cost-effectively develop new Internet services and products or to maintain or enter into new strategic or key business relationships in connection with the development and/or enhancement of its Internet offerings, the over-estimation by the Company of the level of need and demand for customer support and service through the use of the Internet, the ability of the Company to hire, train and retain qualified technology and other personnel in connection with its development, implementation and/or enhancement efforts and the operations of PRCNETCARE.COM, the compatibility of InfiniteAccess, Precision Resolution and other Internet products and services with existing systems of the Company's clients and the extent of the technical problems arising with respect to obtaining such compatibility, the realization by the Company of the expected direct and indirect benefits and returns (including operational and marketing benefits) from its investment in GRS, the introduction of new competitive Internet and other products and services in the Company's industry by other companies and, in connection therewith, the ability of the Company to maintain a leadership role in both traditional and Internet-based customer care products and services, the achievement by the Company and its suppliers and customers of Year 2000 compliance in a timely and cost efficient manner, the anticipated growth in industry trends towards outsourcing and cosourcing of telephone and Internet based marketing and customer service operations (particularly in the telecommunications services and equipment, transportation, financial services, utility, consumer products, food and beverage, and travel industries), changes in competition and the forms of direct sales and marketing techniques, consumer interest in, and use of, the Company's clients' products and services, general economic conditions, costs of telephone services, financing and leasing of equipment, the level of costs associated with the development and then expansion of PRCNETCARE.COM's business and operations, the adequacy of cash flows from operations and available financing to fund capital needs and future growth, changes in and additions to governmental rules and regulations applicable to the Company, the realization of the Company's net deferred tax asset and other risks set forth in this report, in the Company's other filings with the SEC and in the Company's press releases. These risks and uncertainties are beyond the ability of the Company to control; in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements and the Company undertakes no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the quarter ended September 30, 1999, there have been no material changes in the information about the Company's market risk as of December 31, 1998 as set forth in Item 7A. of the 1998 Form 10-K.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         For a discussion of the lawsuit captioned HENRY E. FREEMAN AND FREEMAN INDUSTRIAL ENTERPRISES CORPORATION v. PRECISION RESPONSE CORPORATION, MARK J. GORDON AND DAVID L. EPSTEIN (Case No. 3:98-CV-1895-AVC (D. Conn.)), see Note 8 - Contingencies of the Notes to Consolidated Financial Statements in Item 1 of
Part I of this report, which Note 8 is incorporated by reference into this Item 1 of Part II.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Recent Sales of Unregistered Securities

         The Company did not issue or sell any unregistered securities during the quarter ended September 30, 1999, although the Company granted the stock options described below pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan, as amended (the "Incentive Stock Plan"):

         (i) The Company granted options to purchase 20,500 shares of Common Stock to 23 employees at an exercise price of $5.60 per share. These options have a term of seven years and vest at the rate of 20% on each of the first five anniversaries from the date of grant (July 2, 1999).

         (ii) The Company granted options to purchase 25,000 shares of Common Stock to an employee of the Company at an exercise price of $5.69 per share. These options have a term of seven years and vest at the rate of 20% on each of the first five anniversaries from the date of grant (July 6, 1999).

         (iii) The Company granted options to purchase 125,500 shares of Common Stock to 22 employees at an exercise price of $8.41 per share. These options have a term of seven years and vest at the rate of 20% on each of the first five anniversaries from the date of grant (August 31, 1999).

         The foregoing stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits

   EXHIBIT
   NUMBER                              DESCRIPTION OF EXHIBIT
--------------       -----------------------------------------------------------

    10.1 Lease Agreement effective as of July 20, 1999, between Crossroads Business Park Associates, as landlord, and the Company, as tenant, as amended by Lease Amendment No. 1 dated and effective as of October 29, 1999, between Crossroads Business Park Associates, as landlord, and the Company, as tenant*

    10.2 Employment Agreement effective as of August 9, 1999, between the Company and Paul M. O'Hara*+

    27.1             Financial Data Schedule (for SEC use only)*

       ---------------
       * Filed herewith.
       + Indicates a management contract or compensatory plan or arrangement

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

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


Dated:  November 4, 1999

                         PRECISION RESPONSE CORPORATION

                                INDEX TO EXHIBITS



  EXHIBIT
   NUMBER                              DESCRIPTION OF EXHIBIT
--------------       -----------------------------------------------------------

    10.1 Lease Agreement effective as of July 20, 1999, between Crossroads Business Park Associates, as landlord, and the Company, as tenant, as amended by Lease Amendment No. 1 dated and effective as of October 29, 1999, between Crossroads Business Park Associates, as landlord, and the Company, as tenant*

    10.2 Employment Agreement effective as of August 9, 1999, between the Company and Paul M. O'Hara*

    27.1             Financial Data Schedule*

       ---------------
       * Filed herewith.