Form 10-K405
period 1999-12-31
PRECISION RESPONSE CORP
filed 2000-02-18
CIK 1013058

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K

     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 1999

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the transition period from to _____
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         ON FEBRUARY 15, 2000, THE REGISTRANT HAD 21,852,231 OUTSTANDING SHARES OF COMMON STOCK, $0.01 PAR VALUE, AND BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S COMMON STOCK ON THE NASDAQ NATIONAL MARKET ON SUCH DATE, THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $253,800,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                      INDEX


                                    PART I.

ITEM NO.                                                                                                      PAGE

      1.             Business.....................................................................................3

      2.             Properties..................................................................................13

      3.             Legal Proceedings...........................................................................14

      4.             Submission of Matters to a Vote of Security-Holders.........................................15

                                                   PART II.

      5.             Market for the Registrant's Common Equity and Related Stockholder Matters...................16

      6.             Selected Financial Data.....................................................................18

      7.             Management's Discussion and Analysis of Financial Condition and Results of
                     Operations..................................................................................21

      7A.            Quantitative and Qualitative Disclosures About Market Risk..................................33

      8.             Financial Statements and Supplementary Data.................................................34

      9.             Changes in and Disagreements With Accountants on Accounting and Financial Disclosure........34

                                                   PART III.

     10.             Directors and Executive Officers of the Registrant..........................................34

     11.             Executive Compensation......................................................................37

     12.             Security Ownership of Certain Beneficial Owners and Management..............................48

     13.             Certain Relationships and Related Transactions..............................................51

                                                   PART IV.

     14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................53




                                     PART I.

ITEM 1.       BUSINESS

GENERAL

         Precision Response Corporation ("PRC" or the "Company") was incorporated in the state of Florida in 1982 as a fulfillment company and is currently a leading full-service provider of outsourced customer care, utilizing a fully-integrated mix of traditional call center and e-commerce customer care solutions and services to large corporations and high-growth Internet-focused companies. Through the integration of its teleservicing, e-commerce customer care services, information technology, which includes database marketing and management ("Information Technology"), and fulfillment capabilities, the Company is able to offer a total customer relationship solution to meet its clients' needs. The Company believes that its integrated approach, combined with its sophisticated use of advanced technologies, provides a distinct competitive advantage in attracting and retaining clients seeking cost-effective ways to contact and service prospective and existing customers.

         During 1999, the Company continued its strategic initiatives to capitalize on the extraordinary growth of Internet commerce by integrating Internet technologies with current PRC products and services to, in effect, create multimedia "customer interaction centers." These multimedia centers are support facilities in which customer care associates interact with customers over multiple communications channels including telephone, e-mail, web collaboration and online chat/IP telephony. Internet customer care is a natural extension of the Company's traditional products and services that enable a full spectrum of Customer Relationship Management capabilities for PRC clients. Customer Relationship Management is the practice of identifying, attracting and retaining the best customers to generate profitable revenue growth. Utilizing these capabilities in order to assist clients to improve the utility of e-commerce applications is a significant business opportunity for the Company. In February 1999, the Company launched prcnetcare.com, Inc. ("prcnetcare.com") to capitalize on the expected customer service opportunities related to the extraordinary growth of e-commerce.

         The Company is focused on attracting clients that have significant customer service needs including database design and management and substantial ongoing teleservicing and e-commerce customer care. The Company believes that the long-term outlook for outsourced customer service and marketing is favorable due to the expected steady growth in out-sourcing of traditional telephone-based customer care. In addition, the Company believes that the opportunities presented by the explosive growth of business over the Internet, and particularly of e-commerce, present prcnetcare.com with significant prospects for growth. Longer-term, the Company expects to drive revenue growth by continuing to cross-sell PRC's traditional teleservices to prcnetcare.com's Internet clients and providing additional services to e-commerce companies that take advantage of PRC's existing capabilities.

RECENT DEVELOPMENTS

         On January 12, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, USA Networks, Inc. ("USAi"), a Delaware corporation, and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of USAi ("Newco"), pursuant to which Newco would be merged with and into the Company, with the Company remaining as the surviving corporation in the merger. Upon and subject to consummation of the merger, each share of PRC common stock would be converted into 1.08 shares of USAi common stock (taking into account the two-for-one stock split of USAi common stock to be effected on February 24, 2000 as to USAi common shareholders as of February 10, 2000). Consummation of the Merger Agreement is subject to certain terms, conditions and termination rights specified in the Merger

Agreement. In particular, the Company may elect to terminate the Merger Agreement if the volume-weighted average sales price per share of USAi common stock on the twenty consecutive trading days ending on the second full trading day prior to the Company's special meeting of shareholders (to be convened to take action upon the Merger Agreement) is less than $18.52 (taking into account the above-described USAi two-for-one stock split). If the Company makes such election, USAi may, however, elect, in its sole discretion, to increase the exchange ratio at that time so that PRC shareholders receive $20.00 worth of USAi common stock for each share of PRC common stock, in which case the Company's termination election will be deemed to be rescinded. In addition, the merger is subject to approval or expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the approval of shareholders of the Company holding a majority of outstanding shares of common stock, as well as other customary closing conditions. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - Reports on Form 8-K."

         The merger is currently expected to be completed by June 2000. Upon consummation of the merger, PRC would be integrated with USA Electronic Commerce and Services ("ECS"), a USAi company that delivers integrated electronic commerce solutions with a multi-platform business to business package including teleservices, product fulfillment, customer care, systems development, database marketing and integrated marketing products. The combined and centrally managed teleservices operations of the Company and ECS, which includes the call center operations of Home Shopping Network and Ticketmaster, is expected to have approximately 10,000 workstations in approximately 40 call centers throughout the world.

INDUSTRY OVERVIEW

         PRC believes that the long-term outlook for outsourced customer service and marketing is favorable. The growth of the customer care industry is expected to stem from: (i) steady growth in outsourcing of traditional telephone-based customer care; (ii) strong growth in customer care needs across multiple communication channels; and (iii) substantial growth in the demand for Internet customer care.

         The Company expects that large companies increasingly will outsource their customer care activities in order to focus internal resources on their core competencies and to improve the quality and cost-effectiveness of their customer service and marketing efforts. Timely and effective customer care develops and strengthens customer loyalty which is critical for companies to remain competitive. The Company also believes that organizations with superior customer service and sophisticated advanced technology, such as PRC, will particularly benefit from this outsourcing trend.

         The traditional telephone-based customer service and marketing industry is quickly changing as multiple communication channels, such as fax, e-mail and the Internet, become increasingly available. Today, customers of PRC's clients are accessing information through these alternative methods as well as by the telephone. As a result, large companies that outsource their customer care activities are likely to demand an integrated customer care provider that can deliver consistent support across multiple communication channels. In addition, being able to provide an end-to-end solution is expected to be a key competitive factor. An end-to-end solution includes the additional services of customer relationship management, fulfillment and information technology consulting, which research indicates is expected to potentially be a $60 billion market by 2003.

         In particular, the Internet has created a new market for customer care. Research shows that 90% of on-line customers prefer human interaction. Research also indicates that spending on Internet and e-commerce services, including customer support services, is expected to grow to $22 billion by 2002. As e-commerce grows, companies are seeing an increasing percentage of their revenue becoming dependent on their ability to service customers over the Internet. PRC believes Internet customer care represents a significant growth opportunity for the Company.

BUSINESS STRATEGY

         PRC's vision is to be the premier provider of interactive customer communications to large corporations and high-growth Internet-focused companies. The Company's strategy is to offer its clients high-quality, fully integrated services that are customized to address each client's unique needs and to improve the quality and cost-effectiveness of the client's customer service and marketing operations. The Company seeks to implement this strategy through the following:

      "ONE-STOP" SOLUTIONS THROUGH FULLY INTEGRATED SERVICES

         The Company's current integration of teleservices, Information Technology, which includes database marketing and management, and fulfillment services as part of a one-stop solution provides a cost-effective and efficient method for its clients to manage their growing customer service and marketing needs. In addition, the Company has integrated Internet communications as yet another part of the one-stop solution. The Company is typically involved in all stages of formulating, designing and implementing its clients' customer service and marketing programs. PRC believes that this solution-oriented, value-added approach to addressing its clients' needs distinguishes PRC from its competitors and plays a vital role in the Company's ability to attract and retain clients.

      INFORMATION TECHNOLOGY CAPABILITIES

         Through the efforts of its Information Technology and Internet applications groups, the Company is able to rapidly design, develop and implement application software for each client's unique customer service and marketing programs. PRC offers a wide array of services, including formulating, designing and customizing teleservicing and electronic applications, programming, and demographic and psychographic profiling. The Information Technology group also integrates the Company's centrally managed wide area network with the client's management information systems, thereby enabling clients to access real-time program information and obtain comprehensive trend analyses. As the needs of a client evolve, PRC's Information Technology specialists work with the client to modify their programs.

      ADVANCED TECHNOLOGY

         The Company's sophisticated use of advanced technology enables it to develop and deliver solutions to its clients' complex customer service and marketing needs. PRC has developed a specialized component-based development software strategy with related proprietary products for its traditional teleservicing and fulfillment services. PRC has also developed InfiniteAccess, Precision Resolution and other specialized software, which cost-effectively utilize the Company's hardware and software capabilities. PRC's component-based software approach allows the Company's Information Technology group to build and to test customer interaction center applications much more quickly than with conventional approaches. As a result, clients receive a customer interaction center solution of superior quality.

      CAPITALIZE ON THE INTERNET OPPORTUNITY

         The Company believes that the opportunities presented by the explosive growth of business over the Internet, and particularly of e-commerce, present prcnetcare.com with outstanding prospects for growth. Longer-term, the Company expects to drive revenue growth by continuing to cross-sell PRC's traditional teleservice capabilities to prcnetcare.com's Internet clients and providing additional services to e-commerce companies that take advantage of PRC's existing capabilities.

      LONG-TERM CLIENT RELATIONSHIPS

         The Company seeks to develop long-term client relationships by becoming an integral part of its clients' overall customer service and marketing efforts. Dedicated client commitment teams, headed by a general manager and comprised of representatives of the teleservices, Internet applications, Information Technology and fulfillment operating groups, are assigned to work closely with a client to formulate, design, implement and operate the client's program. Typically, a customer care associate is dedicated to one client, which translates into customer loyalty and being an integral part of the client's strategic team.

      STRONG COMMITMENT TO QUALITY

         PRC strives to achieve the highest quality standards in the industry. Currently, approximately 98% of PRC's customer care associates are full-time, which the Company believes results in greater stability and quality in its workforce. The Company has a rigorous screening process for new hires. All new associates participate in extensive classroom and on-the-job training programs lasting up to six weeks. After training, each associate's performance is monitored regularly through on-site supervision, remote and on-site call monitoring, and on-line performance tracking. The Company's client commitment team ensures that the Company fulfills its commitments in connection with each client program in a timely manner. Because PRC's services involve direct contact with its clients' customers, the Company's commitment to quality is critical to its ability to attract and retain clients. PRC believes that the Company's commitment to total quality continues to strengthen its ability to attract quality clients and employees.

OPERATIONS OVERVIEW

         PRC's operations are organized to effectively provide one-stop solutions for its clients' customer service and marketing needs.

         MANAGEMENT OF CLIENTS THROUGH GENERAL MANAGERS TEAMS. Each client program is managed by a general manager who is dedicated to a single client or a small group of clients and is the sole point of contact for all matters related to the client's program. The general manager's responsibility includes full operational, financial and client relations functions. The general manager assembles a client commitment team consisting of members from the teleservices, Internet applications, Information Technology and fulfillment operating groups, which is assigned responsibility for that program. This team works with the client to formulate and design a customer service or marketing program tailored to achieve that client's objectives. In implementing the program, the team is supported by the human resources department which carefully selects the customer care associates for that particular program. In addition, the quality assurance and client commitment teams monitor the program to ensure that it is carried out in accordance with specifications. The Company believes that its integrated team approach and solution-oriented focus provide PRC with a distinct competitive advantage.

         PROGRAM FORMULATION AND DESIGN. PRC's client commitment teams work with clients to formulate a customer service and marketing program suited to each client's needs. The Information Technology group uses its substantial expertise in rapid application development and systems integration to help clients more effectively target marketing programs, resulting in higher response rates and profitability, and to design customer service programs which capture information useful in the client's customer retention programs and other marketing efforts. PRC offers a wide array of services, including formulating, designing and customizing database architecture, programming, demographic and psychographic profiling and scripting.

         PROGRAM IMPLEMENTATION. PRC's general manager teams work with the teleservices, Internet applications, Information Technology and fulfillment operating groups to implement the client's customer service and/or marketing program.

         OPERATIONS. PRC's teleservicing operations allow clients to establish and maintain direct communications with their customers. The Company can provide a stand-alone teleservices application or support for an existing program. PRC also specializes in business-to-consumer and business-to-business programs and is experienced in a wide range of industries including telecommunications, financial services, hospitality, transportation and e-commerce/Internet. Teleservicing operations involve direct communication with the clients' customers through inbound or outbound calls. In 1999, teleservicing activities accounted for 89% of the Company's total revenues. Of this amount, 94% was from inbound calls.

         In handling inbound calls, the Company's customer care associates respond to a variety of customer requests, including inquiries, billing questions, complaints, direct mail response and order processing and provide technical support. The complexity of inbound calls ranges from simple one dimensional data look-ups to more complex multi-system navigation and analysis or sophisticated technical help and trouble shooting. PRC's automated call distributors and digital telephony switches identify each inbound call by an "800" number, then routes the call to a PRC customer care associate trained and dedicated to that particular client's program.

         PRC's outbound services include conducting customer satisfaction and preference surveys and cross-selling client products, as well as providing proactive customer management with the goal of increased sales and enhanced customer retention. Almost all outbound calls are in response to customer-initiated inquiries or are made to a client's existing customers. The Company's outbound call management system utilizes predictive dialers which automatically dial the telephone numbers, determine if a live connection is made and present connected calls to a customer care associate who has been trained specifically for that client's program. The customer's name, along with other information about the customer and the program script, simultaneously appear on the customer care associate's computer screen. The associate then uses the script to take an order for the client's product or service or to request information to broaden the client's database.

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

         Information obtained during a customer call by the PRC customer care associate is captured by the Company's database marketing and management systems. This information is used by PRC to ensure high quality performance and to provide fulfillment services, if necessary. PRC's database marketing and management technology also enables the Company to seamlessly connect with its clients' systems and thus deliver on-line, real-time program and customer information.

         Fulfillment services include high-speed laser and electronic document printing, lettershop, and automated mailing and pick and pack capabilities. While fulfillment services represent a relatively small portion of the Company's revenues, they enable the Company to support full-service customer care and marketing programs by managing and fulfilling requests for literature, products and other specialty items and by permitting the rapid distribution of client marketing information and products. The fulfillment operation was upgraded in 1999 to include e-mail and web-based tracking and order-entry communications.

         prcnetcare.com, a wholly owned subsidiary of PRC, is dedicated to developing and providing a total customer care solution for companies conducting business over the Internet. prcnetcare.com currently offers two lines of products and services: InfiniteAccess and Precision Resolution.

         InfiniteAccess provides e-mail response and management services ("click-to-email"), live web-based customer care services ("click-to-talk", "click-to-chat"), customer information and database management, fulfillment, and hosting of Web application services to companies engaged in e-commerce and other forms of Internet communications on a fully outsourced, turnkey basis. Such products and services include:

         PRC SMART MAIL is an electronic messaging service which reduces the cost and time of managing large volumes of e-mail by providing rapid and appropriate responses to a client's customers.

         PRC WEB ON-LINE is a collaborative service that enables customer care associates to simultaneously interact with clients' customers over the telephone and the Web ("click-to-talk"). This product complements Web-based self-service aids by providing live customer care associate assistance. This service also provides "text chat" capabilities.

         PRC INTERNET FULFILLMENT SERVICE provides e-mail and Web-based fulfillment processes to service e-commerce transactions or requests for information.

         PRC HOST is a Web application hosting service and Web information service which enables clients to conduct Web-based commerce without the expenditure to establish and support Internet commerce technology infrastructure and provides clients with Internet-related information and reports about their business performance, including sales performance, customer feedback and market analyses.

         InfiniteAccess is designed to change the growing customer care challenges faced by companies into opportunities to capture and retain new customers by providing the following solutions:

             REDUCE THE RATE OF ABANDONMENT OF ELECTRONIC SHOPPING CARTS AND ENHANCE THE CONVERSION OF BROWSERS TO BUYERS. Confusion, unanswered questions and rejected order forms cause customers to abandon shopping carts before completing their on-line purchase. Live customer support from a customer care associate via "click-to-talk" makes it easier for customers to have their questions answered, which enhances the likelihood of shoppers completing the on-line purchasing process.

           REDUCE THE AMOUNT OF TIME REQUIRED TO RESPOND TO E-MAIL. Companies often take five or more days to respond to a customer's e-mail. The ability to manage and process large volumes of e-mail, and therefore respond promptly, increases the likelihood of a customer's repeat visit to a client's web-site.

             DATA CAPTURING. PRC has expertise and extensive experience in capturing, analyzing and utilizing data from customer interactions.

             ENHANCES CUSTOMER RETENTION. Companies are committing large sums of marketing dollars in order to attract customers who will return frequently and become long-term sources of earnings. On-line customer service enhances the on-line shopping experience, improves customer satisfaction and builds customer loyalty.

             STREAMLINE FULFILLMENT PROCESSES. Fulfilling orders has proven difficult and costly for many companies selling on the Web. PRC has a sophisticated fulfillment operation that can be seamlessly integrated with clients' Web stores.

         Precision Resolution is an error resolution and record standardization system for information transferred electronically or over the Internet that allows for the automated collection, resolution, monitoring and reporting of faulty records from highly transactional, relational databases on a real-time basis. Precision Resolution provides solutions for several critical business problems to both on-line and traditional companies. Some of these problems include:

             REDUCING "ORDER FALLOUT." Many potential customers never purchase products because errors or omission cause their on-line orders to be rejected by the system. For example, missing or mismatched information can cause a whole order to be rejected. Precision Resolution allows companies to capture these order fallouts and to present these fallouts to a customer service representative for resolution. This is valuable to clients since it enables them to potentially capture revenues that would otherwise be lost.

             ERROR AND EXCEPTION PROCESSING AND RESOLUTION ON A TIMELY BASIS. Precision Resolution's automated process systems help companies significantly reduce the amount of time required to correct errors.

             MORE ACCURATE AND TIMELY INFORMATION FOR OUR CLIENTS' MANAGEMENT. Data from the error resolution process is captured in a database and made available for clients' management analysis by individual error types. By compiling all the information in one database and automating summary outputs, Precision Resolution allows clients' management to view summary information on types of errors in order to efficiently correct overarching issues.

             LOWER OPERATING COSTS. Precision Resolution processes exceptions and errors more cost effectively than companies can do on their own.

         QUALITY ASSURANCE. PRC maintains its strong commitment to quality through its quality assurance and client commitment teams. Within each of PRC's operating departments, the quality assurance teams monitor performance to ensure that the Company's services are delivered at a level of quality that meets both the Company's and the client's standards. The client commitment team functions on a Company-wide basis to audit the achievement of the Company's commitments to each client program.

         CLIENT REPORTING. Data derived from customer service and marketing programs are a source of valuable information to PRC's clients in evaluating ongoing programs and planning and designing future programs. PRC has developed technologies and reporting procedures that effectively convert raw data gathered during the course of the program into useful information upon which clients can base strategic decisions and more effectively respond to customer needs and inquiries. These technologies and reporting procedures allow clients to monitor their teleservicing and Internet-based programs on-line, in real-time, to obtain comprehensive trend analyses and modify program parameters as necessary. In addition, PRC provides clients with customized reports in printed form, electronic mail, computer-to-computer transmission, disk, tape and on-line.

TECHNOLOGY

         The Company's sophisticated use of advanced technology enables it to develop and deliver customized solutions to meet its clients' complex customer service and marketing needs across all media. PRC has developed a specialized component-based software development strategy with related proprietary data technology products for its traditional teleservicing and fulfillment services. Component-based development refers to the tools and techniques employed by the Information Technology group to assemble and/or modify software applications from reusable software "parts" as opposed to building an application from scratch. PRC has also developed InfiniteAccess, Precision Resolution and other specialized software which cost-effectively utilize the Company's hardware capabilities. PRC's component-based software approach allows the Company's Information Technology group to build, test and rapidly deploy customer turnkey solutions much more quickly than with conventional approaches. As a result, clients receive a customer interaction center solution of superior quality.

         The Company utilizes a UNIX-based open architecture system comprised of multiple computer systems which, in conjunction with its rapid application tool for user interface development, allows PRC to expand capacity from a PC-class computer to a mainframe without rewriting software and provides flexibility in designing applications tailored to the client's needs. In conjunction with the Company's use of Oracle database applications and Windows NT applications, the UNIX-based open architecture system permits the Company to seamlessly integrate with many different types of traditional and e-commerce client systems and allows an electronic link from each center's system to the Company's operational headquarters, resulting in a centrally managed wide area network.

         The Company's multimedia centers are linked via advanced voice and data communications systems. Each center utilizes telephony switches to route calls and electronic inquiries directly to customer care associates located within the network. Each desktop unit is equipped to handle any customer care function as the computerized routing systems direct inquiries to a specific customer care associate based on his/her individual expertise. This capability exists as a result of a highly scalable, technically integrated platform that brings together the resources of the premier providers of customer relationship management technology.

         All PRC hardware is supported by an uninterruptable power supply designed for protection against outages or any data loss due to power variations, as well as a diesel generator to assure an uninterrupted power source. The Company believes that the integrity of client information is adequately protected by its data security system and its off-site disaster back-up storage facilities.

MANAGEMENT INFORMATION SYSTEMS

         During 1999, PRC completed its implementation of an Enterprise Resource Planning solution, which the Company designated as the PRISM Project. The PRISM Project allows for all internal systems (including those related to billing, payroll, client profitability management, human resource management, inventory and purchasing management, and general ledger) to be fully integrated into a common platform. The PRISM Project utilized both internal resources as well as outside consultants to allow for a quick and efficient implementation. The PRISM Project was implemented in phases over a two-year period with certain systems or modules becoming functional at different points in the project timeframe. The total cost of full implementation, including software, hardware, consulting fees and internal resources, was approximately $12.8 million (see Note 5 - Property and Equipment of the Notes to Consolidated Financial Statements).

PERSONNEL AND TRAINING

         PRC believes that its rigorous approach to hiring and training its employees is a key component of its ability to provide high quality client and customer service. The Company selects the locations for its multimedia centers based on demographic studies in an attempt to ensure the availability of an adequate and qualified pool of potential employees. Its hiring procedures are designed to ensure that only the most qualified candidates are offered employment. The Company offers extensive classroom and on-the-job training programs for its personnel, including instruction on the businesses of PRC's clients and proper customer service techniques. Each new customer care associate receives up to six weeks of training, which provides the skills training he or she needs to work on a specific, dedicated client program. The Company offers a benefits package to full-time customer care associates after three to six months of employment. The Company believes that its careful selection process and development of its employees results in a high quality, dedicated work force. The Company also provides a full array of management courses and materials designed to ensure that its operations and administrative managers receive continuous and up-to-date training using the latest trends and techniques.

         As of December 31, 1999, the Company had approximately 6,550 full-time and 95 part-time employees, of which approximately 5,200 of the full-time employees and 90 of the part-time employees were customer care associates. The Company believes that its percentage of full-time customer care associates is high relative to that of its competitors, resulting in greater stability and quality in its workforce. None of PRC's employees are subject to a collective bargaining agreement. The Company considers its relations with its employees to generally be good.

SALES AND MARKETING

         The Company's prcnetcare.com and traditional business sales teams are supported by customer relationship management and e-commerce service specialists, as well as the general managers and the Information Technology organization. The account team approach - sales, general managers and Information Technology specialists - allows the Company to focus on both new and existing clients as part of its growth plan. The Company believes its reputation for providing high quality, one-stop solutions has enabled it to obtain new business through requests for proposals, client referrals and cross-selling opportunities to existing clients. In addition, the Company's sales team actively pursues new business opportunities by identifying companies and industries that are in need of or currently utilize outsourced customer service. Working with the Information Technology and Internet applications groups, the sales and marketing team is able to demonstrate to prospective clients the Company's rapid application development and effective systems integration capabilities to meet a proposed program's objectives. After an initial request for proposal is completed, the account team will perform a service and systems need analysis to determine the feasibility of the opportunity and staffing assignment. At the conclusion of a successful sales process, a service agreement is executed between the Company and the client.

CLIENT RELATIONSHIPS

         The Company seeks to develop and maintain long-term relationships with its clients. PRC targets those companies which have the potential for generating recurring revenues due to the magnitude of their customer service departments or marketing programs. The Company believes that its clients view PRC as a strategic partner and a valuable resource in formulating, designing and implementing their customer service and marketing programs. During 1999, the Company provided its services to approximately 60 clients in industries such as telecommunications, financial services, hospitality, transportation and e-commerce/Internet. The Company's ongoing clients include several business units of AT&T, American Express, British Airways, DIRECTV, Ryder TRS and priceline.com's WebHouse Club. The Company's five largest clients accounted for 69% of its total gross revenues for 1999. Revenues generated by the various business units of AT&T, the Company's largest client, accounted for 42% of gross revenues for 1999. Besides AT&T, no other client accounted for 10% or more of total gross revenues for 1999.

         Although the Company enters into written contracts with its clients, generally either party retains the right to terminate on varying periods of prior notice. The contracts do not assure the Company will generate a specific level of revenue or designate the Company as the exclusive service provider. Contracts typically encompass all aspects of the Company's relationship with the client, together with all applicable charges. The Company's teleservicing charges are primarily based on a fixed hourly fee for dedicated service. The Company has also generated teleservicing revenues under incentive-based compensation agreements whereby the amount of revenue earned correlated to the achievement of established targets. However, at the end of the third quarter of 1998 the Company made a strategic decision to exit a large incentive-based outbound teleservices program due to margin constraints and to focus its efforts on more predictable and profitable programs going forward. This incentive-based program ended in the fourth quarter of 1998 and PRC's relationship with such client ended in March 1999.

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

         Billing charges assessed by the Company for Internet customer care and electronic message servicing are based on hourly rates and on a transaction basis, respectively, or a combination of charges thereof.

COMPETITION

         The interactive customer communications industry in which PRC operates is very competitive and highly fragmented. PRC's competitors range in size from very small firms offering specialized applications and short-term projects, to large independent and international firms and the in-house operations of many clients and potential clients. In-house interactive customer communications organizations comprise the largest segment of the industry. The market includes non-captive interactive customer service operations such as APAC TeleServices, Convergys Corporation, RMH Teleservices, SITEL Corporation, Sykes Enterprises, TeleSpectrum Worldwide, TeleTech Holdings and West TeleServices. In addition, some of PRC's services also compete with other forms of direct marketing such as mailhouses, television, radio and on-line services. PRC believes that the principal competitive factors in its industry are a reputation for quality, sales and marketing results, price, technological expertise and application, and the ability to promptly provide clients with customized and creative solutions and approaches to their customer service and marketing needs. The Company believes that it competes favorably with other companies with respect to the foregoing factors for large-scale, ongoing customer service and marketing programs where the principal competitive factor is quality. The Company has not generally chosen to compete for high-volume outbound marketing programs where the principal competitive factor is price. Certain competitors may have capabilities and resources greater than the Company's which might competitively disadvantage PRC in bidding for very large programs.

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

ITEM 2.       PROPERTIES

         During 1999 the Company completed the transition of its traditional call centers into customer interaction centers with multimedia capabilities. The Company had eight such centers in operation as of December 31, 1999. One new multimedia center was opened during 1999. Additionally, in connection with its 1998 restructuring and performance-enhancing initiatives plan, the Company, as of December 31, 1999, had relocated all of the ongoing teleservicing programs from one center (Margate-Coconut Creek) and maintained reduced workstation capacity in another center (Jacksonville). As of December 31, 1999, the Company leased and operated the following multimedia centers, all of which are located in the state of Florida:

                                                   APPROXIMATE NUMBER OF
                                                       WORKSTATIONS
     LOCATION               DATE OPENED            AT DECEMBER 31, 1999
-------------------     --------------------     --------------------

    Miami (1)                July 1992                     360
   Miami Lakes             January 1996                    495
     Kendall                April 1996                     413
     Orlando                 June 1996                     629
     Margate              September 1996                   644
 Miami-Glades (2)          December 1996                 1,543
   Jacksonville            February 1997                   600
   East Kendall             August 1999                    166
                                                 --------------------
                                                         4,850
                                                  ===================

----------
(1) The Company's principal executive offices are also currently located in this facility.
(2) Certain administrative and operational departments are also located in this facility.

         The leases for these facilities would generally expire between 2004 and 2022 assuming the Company's exercise of all renewal options (see Note 7 - Lease Commitments of the Notes to Consolidated Financial Statements). However, as a result of the 1998 restructuring plan, as mentioned above, the Company will terminate the Jacksonville facility lease agreement no later than the lease option date in May 2002 (see Note 6 Credit Facilities and Long-Term Debt of the Notes to Consolidated Financial Statements). The Company will also terminate the Margate-Coconut Creek facility lease agreement no later than the lease option date in May 2002. As noted above, the Margate-Coconut Creek facility was no longer part of the Company's ongoing operations as of December 31, 1999 as the Company had relocated all of the ongoing teleservicing programs from this center in connection with the 1998 restructuring plan.

         As a result of growth beyond that which could be serviced from existing sites, the Company will open two new multimedia centers during the first quarter of 2000. One center is located in Sunrise, Florida, for which the Company secured a mortgage during the second quarter of 1998 (see Note 6 - Credit Facilities and Long-Term Debt of the Notes to Consolidated Financial Statements). The second center, located in Cutler Ridge (Perrine), Florida, is a subleased facility for which the lease agreement expires in 2007, with two 5-year renewal options. As of January 2000, the Sunrise facility was in operation and the Cutler Ridge (Perrine) facility is currently expected to commence operations in March 2000.

         On July 20, 1999, the Company executed a ten-year lease agreement with Crossroads Business Park Associates, which includes options to extend the initial term of the lease for an additional 15 years. The premises, located in Plantation, Florida, will be the site of the Company's new principal corporate offices. Certain terms of the new lease were amended on October 29, 1999, to provide for additional space. The Company currently expects to fully occupy the premises by the end of the first quarter of 2000. See Note 7 Lease Commitments of the Notes to Consolidated Financial Statements.

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

         On or about November 5, 1999 a lawsuit, captioned JOSEPH P. RIANO v. PRECISION RESPONSE CORPORATION; PRCNETCARE.COM, INC.; MARK J. GORDON; AND DAVID
L. EPSTEIN (Case No. 99-25774 CA 10), was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami Dade-County, Florida. This lawsuit alleges that the Company misappropriated the plaintiff's alleged trade secret. The plaintiff asserts a statutory claim against all defendants under the Florida Uniform Trade Secrets Act, Chapter 688, Florida Statutes. The plaintiff also asserts a claim against PRC that it breached a contract entered into with the plaintiff to keep certain information confidential. In addition, the plaintiff asserts claims for conversion against all of the defendants and for conspiracy to commit conversion against the individual defendants. The plaintiff also asserts a claim for unjust enrichment against PRC and prcnetcare.com. The plaintiff's complaint seeks an unspecified amount of compensatory damages, including all profits earned by the defendants as a result of their conduct, exemplary damages, attorneys' fees, interests and costs. The plaintiff also seeks an accounting and entry of an injunction preventing PRC and prcnetcare.com from continuing to misappropriate the plaintiff's alleged trade secret.

         On January 28, 2000, the court entered an order denying the defendants' motion to dismiss, with the exception of conspiracy claims against the corporate defendants, which were dismissed by agreement of counsel. An answer and affirmative defenses have been filed on behalf of all defendants. The Company believes that the plaintiff's allegations are totally without merit and intends to defend the lawsuit vigorously.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of the Company's security-holders during the quarter ended December 31, 1999.

                                    PART II.

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

         Since the Company's initial public offering declared effective July 16, 1996 (the "Initial Public Offering"), the common stock of the Company has been traded on The Nasdaq National Market under the symbol "PRRC." The following table sets forth, for the calendar quarters indicated, the high and low closing sale prices of the common stock as reported on The Nasdaq National Market during such period:

                                                   HIGH            LOW
1999
    First quarter.............................   $  9-5/16       $  3-5/32
    Second quarter............................      7-3/4           3-1/4
    Third quarter.............................     14-5/8           5-7/16
    Fourth quarter............................     29-3/8          11-3/4

1998
    First quarter.............................   $ 11            $  7-5/8
    Second quarter............................      9-3/4           5-7/16
    Third quarter.............................      8-9/16          3-3/4
    Fourth quarter............................      8-7/8           4-1/4


As of February 15, 2000, there were 21,852,231 shares of the Company's common stock outstanding held by approximately 56 holders of record. The Company estimates, based upon information provided by the Company's transfer agent, that it has approximately 2,500 beneficial owners of its common stock as of February 15, 2000.


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

         Prior to the consummation of the Initial Public Offering, the Company's Board of Directors declared a cash dividend (the "Dividend") to the then current stockholders of the Company of approximately $5,243,000. The Dividend was equal to the Company's estimate of its cumulative taxable income prior to the Company's conversion from an S corporation to a C corporation immediately prior to the consummation of the Initial Public Offering, to the extent such taxable income had not previously been distributed. The Dividend was subject to adjustment based upon actual cumulative taxable income as finally determined based on the Company's final tax return as an S corporation. During the second quarter of 1997, the Company's final tax return as an S corporation was completed and filed. As a result, an additional $174,000 was paid to the Company's existing shareholders prior to the Initial Public Offering as a final distribution of the Company's accumulated taxable income prior to conversion to C corporation status. No cash dividends were paid to the shareholders in 1998 or 1999. See Note 11 - Capital Stock of the Notes to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company did not issue or sell any unregistered securities during the quarter ended December 31, 1999, although the Company granted the stock options described below pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan, as amended (the "Incentive Stock Plan"):

(i) The Company granted options to purchase 93,500 shares of Common Stock to 50 employees at an exercise price of $12.59 per share. These options have a term of seven years and vest at the rate of 20% on each of the first five anniversaries from the date of grant (November 3, 1999).

(ii) The Company granted options to purchase 2,500 shares of Common Stock to an employee at an exercise price of $12.47 per share. These options have a term of seven years and vest at the rate of 20% on each of the first five anniversaries from the date of grant (November 16, 1999).

(iii) The Company granted options to purchase 25,000 shares of Common Stock to an independent contractor at an exercise price of $12.47 per share. These options have a term of seven years and vest at the rate of 33%, 33% and 34%, respectively, on each of the first three anniversaries from the date of grant (November 16, 1999).

(iv) The Company granted options to purchase 47,975 shares of Common Stock to each of two executive officers and 52,772 shares of Common Stock to another executive officer at an exercise price of $24.72 per share. These options have a term of seven years and vest at the rate of 33%, 33% and 34%, respectively, on each of the first three anniversaries from the date of grant (December 31, 1999).

         The foregoing stock options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

         The following Selected Financial Data of the Company as of and for the years-ended 1995 through 1999 has been derived (except for Other Data) from the audited consolidated financial statements of the Company. Such data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements (the "Financial Statements") and the Notes to Consolidated Financial Statements included elsewhere in this report. See also Note 16 - Unaudited Quarterly Financial Data of the Notes to Consolidated Financial Statements for certain financial information presented on a quarterly basis for 1999 and 1998.

                                                                      YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------
                                               1999           1998(7)         1997(7)           1996            1995
                                           -------------    ------------    -------------    ------------    ----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS:
(FOR THE FISCAL YEAR):
REVENUES ................................   $    215,920   $    175,173    $    143,584    $     97,637   $     30,204
                                            ------------   ------------    ------------    ------------   ------------
OPERATING EXPENSES:
    Cost of services ...................         177,668        153,638         128,177          71,345         21,212
    Selling, general and
        administrative expenses ........          23,249         23,290          25,874          14,727          7,164
    Restructuring and asset
        impairment charges .............            --           13,583          11,591            --             --
                                            ------------   ------------    ------------    ------------   ------------
        Total operating expenses .......         200,917        190,511         165,642          86,072         28,376
                                            ============   ============    ============    ============   ============
        Operating income (loss) ........    $     15,003   $    (15,338)   $    (22,058)   $     11,565   $      1,828
                                            ============   ============    ============    ============   ============

NET INCOME (LOSS)(1) ...................    $      8,291   $    (10,189)   $    (13,066)   $      7,850   $      1,456
                                            ============   ============    ============    ============   ============

PROFORMA DATA (UNAUDITED)(1):
    Income before proforma
        income taxes ...................                                                   $     10,877   $      1,456
    Proforma provision for income
        taxes relating to corporation                                                             4,358            619
                                                                                           ------------   ------------
PROFORMA NET INCOME ....................                                                   $      6,519   $        837
                                                                                           ============   ============

COMMON STOCK DATA(2):
   Net income (loss) per common
        share(diluted) ..................   $       0.37   $      (0.47)   $      (0.61)

   Proforma net income per common
        share (diluted)(1)(3)(4)(5) .....                                                  $       0.36   $       0.05
   Book value per share(5) ..............   $       4.14   $       3.68    $       4.15    $       2.65   $       0.17
   Number of shares outstanding
        (at year-end)(5) ................     21,794,400     21,549,000      21,542,000      20,000,000     16,400,000
   Weighted average number of common
        shares outstanding (diluted)(3)..     22,445,156     21,547,981      21,392,814      18,171,000     16,527,061

FINANCIAL POSITION(2):
(AT YEAR-END):
    Working capital .....................   $     21,288   $     22,019    $     23,521    $     11,849   $      1,365
    Current ratio .......................           1.63X          1.65x           1.68x           1.40x          1.23x
    Property and equipment, net .........   $     88,109   $     71,414    $     63,301    $     42,034   $      5,284
    Total assets ........................   $    149,363   $    133,446    $    127,413    $     88,415   $     12,713
    Long-term obligations, less
        current maturities(6) ...........   $     23,425   $     16,916    $      3,493    $      4,190   $      3,924
    Shareholders' equity ................   $     90,283   $     79,359    $     89,440    $     52,950   $      2,816

OTHER DATA:
(AT YEAR-END):
    Number of workstations ..............          4,850          4,500           4,500           3,220            550
    Number of call renters ..............              8              8               8               8              2



----------

(1) Prior to the Company's Initial Public Offering on July 16, 1996, the Company was an S corporation and not subject to Federal and state corporate income taxes. On July 16, 1996, the Company revoked its S election and changed its tax status from an S corporation to a C corporation, recorded deferred income taxes totaling $90,000 and began providing for Federal and state corporate income taxes from and including that date. The summary of operations data reflects a proforma provision for income taxes as if the Company were subject to Federal and state corporate income taxes for all years. This proforma provision for income taxes is computed using a combined Federal and state tax rate of 37.6%.

(2) Effective January 29, 1997 (the actual closing date was February 4, 1997), the Company and certain selling shareholders completed a second equity offering of 4,740,000 shares of common stock at an offering price of $35.125 per share (the "Second Equity Offering"). Of the 4,740,000 shares, 1,500,000 shares were sold by the Company. See Note 2 - Public Offerings of the Notes to Consolidated Financial Statements.

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

(5) Includes a retroactive adjustment for stock splits effected by way of share dividends. On May 31, 1996, the Company declared a share dividend of an aggregate of 12,734,900 shares of common stock, $0.01 par value, immediately payable to its shareholders of record in order to effect the equivalent of a 127,350-for-1 stock split to increase the number of shares of common stock outstanding from 100 shares to 12,735,000 shares. On June 20, 1996, the Company declared a share dividend of an aggregate total of 3,665,000 shares of common stock, $0.01 par value, immediately payable to its shareholders of record in order to effect the equivalent of a 1.287789556-for-1 stock split to increase the number of shares of common stock outstanding from 12,735,000 shares to 16,400,000 shares.

(6) Long-term obligations for 1999 and 1998 consist of the outstanding balance of the Company's revolving credit facility as of that year then ended, mortgage loan payable to the lender on the revolving credit facility, capital lease obligations and other long-term obligations, all of which are described more fully in Note 6 - Credit Facilities and Long-Term Debt of the Notes to Consolidated Financial Statements. Long-term obligations for 1997 and 1996 consist only of capital lease obligations. For the year-ended 1995, long-term obligations consist of capital lease obligations, a note payable to a bank, certain installment loans and the outstanding balance of the Company's revolving credit loan as of that year then ended.

(7) Includes special charges of $22.1 million and $26.2 million before taxes in 1998 and 1997, respectively, described more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Basis of Presentation" and Note 3 - Restructuring and Other Non-Recurring Special Charges of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with "Selected Financial Data," the Financial Statements and the Notes to Consolidated Financial Statements.

OVERVIEW AND BASIS OF PRESENTATION

         The Company is a full-service provider of outsourced customer care, utilizing a fully-integrated mix of traditional call center and e-commerce customer care solutions and services to large corporations and high-growth Internet-focused companies. Through the integration of its teleservicing, e-commerce customer care services, Information Technology, which includes database marketing and management, and fulfillment capabilities, the Company is able to offer a total customer relationship solution to meet its clients' needs.

         The Company's primary source of revenue is teleservicing activities which are comprised of both inbound (customer-initiated) and outbound calls. The majority of teleservicing revenues are derived from inbound calls, which represented 94% of teleservicing revenues and 83% of total revenues in 1999 and 86% of teleservicing revenues and 68% of total revenues in 1998. Inbound teleservicing consists of longer-term customer care and customer service programs that tend to be more predictable than other teleservicing revenues. Outbound teleservicing, as performed by the Company, is generally in response to customer-initiated inquiries or a follow-up to an inbound call. Outbound teleservicing may be driven by marketing programs, which change frequently relative to inbound programs. As such, outbound teleservicing is subject to greater variation in operating results (see "Fluctuations in Quarterly Results" below).

         During 1999, the Company continued its strategic initiatives to capitalize on the extraordinary growth of Internet commerce by integrating Internet technologies with current PRC products and services to, in effect, create multimedia customer interaction centers. In 1999, the Company continued to make advances in the development and marketing of the Internet-based and e-commerce services offered by PRCNETCARE.COM(SM), its Internet-based customer service subsidiary. PRCNETCARE.COM is dedicated to developing and providing a total customer care solution for companies conducting business over the Internet. During 1999, its first year of operation, PRCNETCARE.COM generated revenues of approximately $6.7 million. PRCNETCARE.COM currently offers two lines of products and services: InfiniteAccess and Precision Resolution.

         The InfiniteAccess suite of products and services enable the Company to integrate clients' Internet-based customer care and e-commerce activities with the Company's existing teleservices, database marketing and management, and fulfillment services. InfiniteAccess's current base of offerings includes: PRC SmartMail, an automated electronic messaging response service; PRC Web On-Line, a collaborative service enabling the Company's customer care associates to simultaneously interact with clients' customers live over the telephone and the Web; PRC Internet Fulfillment Service, an e-mail and Web-based fulfillment process that supports e-commerce transactions or information requests; and PRC Host, a Web application hosting service and Web information service that enables clients to conduct e-commerce activities while limiting their technology investments. The Company is currently committed to investing in and expanding its Internet-based and e-commerce services and continues to make strategic infrastructure and software investments as it seeks to leverage its existing technological capabilities into a leading position in the emerging market for interactive customer care services.

         Precision Resolution is an error resolution and record standardization system for information transferred electronically or over the Internet that allows for the automated collection, resolution, monitoring and reporting of faulty records from highly transactional, relational databases on a real-time basis. Precision Resolution provides solutions for several critical business problems to both on-line and traditional companies.

         The Company offers a wide variety of Information Technology services including formulating, designing and customizing teleservicing and electronic applications, programming, and demographic and psychographic profiling. The Company employs Information Technology specialists who design, develop and manage applications for each client's unique customer service and marketing programs.

         Fulfillment services include high-speed laser and electronic document printing, lettershop and automated mailing and pick and pack capabilities. While fulfillment services represent a relatively small portion of the Company's total revenues, they enable the Company's to support full-service customer care and marketing programs by managing and fulfilling requests for literature, products and other specialty items and by permitting the rapid distribution of client marketing information and products. The fulfillment operation was upgraded in 1999 to include e-mail and Web-based tracking and order-entry communications.

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data, as a percentage of revenues, for the years indicated (and includes the impact of restructuring and non-recurring special charges during 1998 and 1997 as discussed below):

                                                                        1999            1998           1997
                                                                    -------------    -----------    -----------
SELECTED OPERATING RESULTS:
    Revenues.....................................................      100.0%           100.0%         100.0%
    Cost of services.............................................       82.3             87.7           89.3
                                                                    -------------    -----------    -----------
        Gross margin.............................................       17.7             12.3           10.7
    Selling, general and administrative expenses.................       10.8             13.3           18.0
    Restructuring and asset impairment charges...................        --               7.8            8.1
                                                                    -------------    -----------    -----------
        Operating income (loss)..................................        6.9%            (8.8)%        (15.4)%
                                                                    =============    ===========    ===========

         During the third quarter of 1998, the Company performed an extensive review of its operations and existing available workstation capacity. As a result of this review, the Company initiated a restructuring and performance enhancing initiatives plan, which centered on exiting the incentive-based outbound teleservicing program, consolidating and making adjustments to certain call centers' workstation capacity and replacing certain existing software programs utilized in its call center operations with new customer interaction software reflective of advances in customer care technology. In connection with the Company's decision to exit the incentive-based outbound teleservicing program and to make call center capacity adjustments, certain reductions in overhead and administrative headcount were also made resulting in the termination of nine employees. In adopting this plan, the Company recorded non-recurring restructuring and other special charges of approximately $22.1 million in the third quarter of 1998 with an after-tax impact of $13.8 million. The charges to earnings are included in the following categories in the accompanying Consolidated Statements of Operations for the year ended December 31, 1998:

                                                                                             AFTER-TAX PER
                                                                      PRE-TAX DOLLAR             SHARE
                                                                          AMOUNT               (DILUTED)
                                                                      (IN MILLIONS)              AMOUNT
                                                                    -------------------    ------------------
 Restructuring and asset impairment charges...................            $ 13.6                 $ (0.39)
 Cost of services.............................................               2.3                   (0.07)
 Selling, general and administrative expenses.................               6.2                   (0.18)
                                                                    -------------------    ------------------
           Total..............................................            $ 22.1                 $ (0.64)
                                                                    ===================    ==================

         During the third quarter of 1997, the Company initiated an extensive and systematic review of its operations and cost structure in response to inefficiencies primarily resulting from the addition of capacity and infrastructure to accommodate a contract for its largest client that had been delayed indefinitely and an across-the-board price reduction imposed by this client. As a result of this review, the Company announced a major restructuring and cost reduction plan designed to reduce its cost structure and adjust its infrastructure to significantly improve operating efficiencies and performance as the Company sought to shift its customer base to a more diversified portfolio. In adopting this plan, the Company recorded non-recurring restructuring and other special charges of approximately $26.2 million in the third quarter of 1997 with an after-tax impact of $15.7 million. The charges to earnings are included in the following categories in the accompanying Consolidated Statements of Operations for the year ended December 31, 1997:

                                                                                             AFTER-TAX PER
                                                                      PRE-TAX DOLLAR             SHARE
                                                                          AMOUNT                (DILUTED)
                                                                      (IN MILLIONS)              AMOUNT
                                                                    -------------------    ------------------
 Restructuring and asset impairment charges...................            $ 11.6                $ (0.32)
 Cost of services.............................................               7.8                  (0.22)
 Selling, general and administrative expenses.................               6.8                  (0.19)
                                                                    -------------------    ------------------
           Total..............................................            $ 26.2                $ (0.73)
                                                                    ===================    ==================

         See Note 3 - Restructuring and Other Non-Recurring Special Charges of the Notes to Consolidated Financial Statements for further discussion of the non-recurring special charges in 1998 and 1997.

1999 vs. 1998

REVENUES

         During 1999, revenues increased by $40.7 million to $215.9 million, or 23.3%, in comparison to the prior year. The principal components of revenues are teleservicing activities (representing 88.8% of revenues in 1999), Information Technology services (representing 8.3% of revenues in 1999) and fulfillment services (representing 2.9% of revenues in 1999).

         The Company had eight multimedia customer interaction centers and approximately 4,850 workstations in operation as of December 31, 1999, and eight centers and approximately 4,500 workstations in operation as of December 31, 1998. In connection with its 1998 restructuring and performance-enhancing initiatives plan, the Company, as of December 31, 1999, had relocated all of the ongoing teleservicing programs from one center and maintained reduced workstation capacity in another center. This relocation and elimination was offset during 1999 by the expansion of workstations and capacity in existing centers and the opening of a small multimedia customer interaction center. The Company is continuing to expand workstation capacity in its existing sites to meet current capacity needs. However, due to continued growth, the Company opened an additional center in January 2000 at the facility that the Company owns in Sunrise, Florida and expects to open one more center in March 2000. As of December 31, 1999, the Company's workstation utilization rate was approximately 91%.

         During 1999, the Company generated revenue from several new clients, including several new business units of its largest client, a telecommunications company, as well as a company that markets, distributes and produces bottled and canned liquid nonalcoholic refreshments, a leader in the deployment of enhanced telecommunications and interactive information systems, a major national wireless service provider, and a financial services company. In addition, during 1999, PRCNETCARE.COM introduced new clients in the e-commerce/Internet industry, including one of the nations largest Internet e-commerce companies. Overall, new client business accounted for $23.0 million, or 10.6%, of revenues for 1999.

         Teleservicing activities accounted for the majority of the revenue growth during 1999. Revenues from teleservicing activities in 1999 were $191.8 million, representing an increase of $51.5 million, or 36.7%, over the prior year. Major factors contributing to the increase in teleservicing revenues were the addition of several new programs for existing clients as well as the addition of new clients as described above. Revenues from the Company's largest client accounted for 42% of total revenues for 1999, down from 45% for 1998. Besides the Company's largest client, no other client accounted for 10% or more of total revenues in 1999. Generally, teleservicing revenues are earned on a rate-per-hour basis. However, during 1998, approximately 10% of total revenues were earned under an incentive-based compensation arrangement. As discussed above, the Company made a strategic decision to exit this incentive-based outbound teleservices program at the end of the third quarter of 1998 and ceased earning revenues under such program during the fourth quarter of 1998.

         Revenues from Information Technology services for 1999 were $17.8 million, representing an increase of $1.7 million, or 10.6%, from 1998. The increase was primarily attributable to Information Technology services provided as a result of the addition of new clients and growth in the Company's relationships with existing clients, partially offset by Information Technology services provided to a certain client during the second quarter of 1998 compared to no such services provided to this client in 1999.

         Revenues from Internet-based customer care services for 1999, in connection with PRCNETCARE.COM'S first year of operations, were approximately $6.7 million, and are included in revenues from teleservicing and Information Technology services noted above. PRCNETCARE.COM continues to develop client relationships with existing clients, as well as new Internet-focused companies.

         Revenues from fulfillment services for 1999 were $6.3 million, representing a decrease of $12.5 million, or 66.5%, from the prior year. Revenues from fulfillment services for 1998 included fulfillment services provided in connection with the incentive-based outbound teleservices program discussed above, which also included several fulfillment services.

COST OF SERVICES

         Cost of services generally include all direct and some indirect costs incurred in connection with the Company's revenue-producing departments, including, but not limited to, labor, telephone expenses directly related to revenue-generating activities, equipment under operating leases used in the customer interaction centers and fulfillment facility, direct overhead for all such operational facilities, such as rent, security and insurance, and depreciation and amortization of property and equipment used in operations. Cost of services for the year ended December 31, 1999 were $177.7 million. Excluding the impact of the restructuring and non-recurring special charges during 1998, this represented an increase of $26.4 million, or 17.4%, over 1998, principally as a result of the growth in operations. In addition, included in these amounts are the cost of services related to PRCNETCARE.COM, which were approximately $6.9 million for the year ended December 31, 1999.

         Excluding the impact of restructuring and non-recurring special charges, the decrease in cost of services, as a percentage of revenues, from 86.4% in 1998 to 82.3% for 1999 is primarily attributable to the Company's continued focus on increasing cost efficiencies and operating leverage during 1999, as well as the Company's continued improvement in the utilization of workstation capacity. The decrease is also attributable to the Company's less than satisfactory operating results generated by the incentive-based outbound teleservices program in 1998. As described above, the Company exited the incentive-based outbound teleservices program in the fourth quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") generally include the costs of central services the Company provides to support and manage its operations, including senior management, sales and marketing, human resources, finance and management information systems functions. SG&A for the year ended December 31, 1999 were $23.2 million. Excluding the impact of restructuring and non-recurring special charges during 1998, this represented an increase of $6.2 million, or 36.1%, over 1998. A portion of this increase is due to the Company's continued investment in the development, sales and marketing of PRCNETCARE.COM, resulting in SG&A of approximately $2.8 million during 1999. The remainder of the increase is principally due to the Company's growth in operations, including an increase in commissions, as well as the addition of certain management positions during 1999 and annual salary increases.

         Excluding the impact of restructuring and non-recurring special charges during 1998, SG&A, as a percentage of revenues, increased from 9.8% for 1998 to 10.8% for 1999. This increase is principally a result of the development, sales and marketing of PRCNETCARE.COM, as well as an increase in commissions and the addition of certain management positions during 1999.

INTEREST, NET

         Interest expense, net of interest income and capitalized interest, was $1.1 million for 1999 compared to $789,000 for 1998. The increase in net interest expense is a result of increased borrowings under the Company's revolving credit facility in 1999, partially offset by the capitalization of certain interest costs that were incurred as a result of borrowings used to partially fund the Company's PRISM Project and the development of internal use software. (See Note 5 - Property and Equipment of the Notes to Consolidated Financial Statements.)

INCOME TAXES

         The Company had a net deferred tax asset of $7.5 million at December 31, 1999 and $12.4 million at December 31, 1998. The net deferred tax asset in the amount of $7.5 million at December 31, 1999 is based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences. Although realization is not assured, the Company believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company will continue to review the assumptions used on a quarterly basis and make adjustments as appropriate.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

         For the fiscal year ended December 31, 1999, net income was $8.3 million compared to net income of $3.6 million, excluding the impact of restructuring and non-recurring special charges, for the comparable period of 1998. Net income per common share for 1999 was $0.37, compared to net income per common share of $0.17, excluding the impact of restructuring and non-recurring special charges, for 1998. After giving effect to the impact of restructuring and non-recurring special charges, net loss for 1998 was $10.2 million and net loss per share for 1998 was $(0.47).

1998 vs. 1997

REVENUES

         During 1998, revenues increased by $31.6 million to $175.1 million, or 22%, in comparison to the prior year. The principal components of revenues are teleservicing activities (representing 80% of revenues in 1998) and fulfillment services (representing 11% of revenues in 1998), with the remaining 9% of 1998 revenues primarily represented by Information Technology services. The Company had approximately 4,500 workstations in operation as of both December 31, 1998 and 1997. As of December 31, 1998 and 1997, the Company was operating at approximately 78% and 55%, respectively, of full utilization of these workstations.

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

         Teleservicing activities accounted for the majority of the revenue growth during 1998 with an increase of $34.6 million, or 33%, to $140.3 million in 1998. Major factors contributing to the increase in teleservicing revenues were the addition of several new programs for existing clients as well as the addition of new clients, principally in the utility, computer products and services and financial services industries. Overall, new client business accounted for $16.7 million, or 10%, of total revenues for 1998, while revenues from the Company's largest client accounted for 45% of total revenues, up from 38% for 1997. Generally, teleservicing revenues are earned on a rate-per-hour basis. However, during 1998 and 1997, approximately 10% of total revenues were earned under incentive-based compensation agreements.

         Revenues from fulfillment services for 1998 were $18.8 million, an increase of $4.1 million, or 28%, from the prior year. The increase is reflective of fulfillment services provided in connection with the incentive-based outbound teleservices program which was exited in the fourth quarter of 1998.

         Revenues from Information Technology services for 1998 were $16.1 million, a decrease of $7.2 million, or 31%, from 1997. The decrease was primarily attributable to the transfers of teleservicing-based application software totaling $9.8 million in 1997, compared with no such transfers in 1998, offset by an increase in traditional Information Technology services revenues in 1998. Transfers of teleservicing-based application software produce substantially higher margins than other Information Technology services (which involve the development of unique, individual customer-based applications). Due to the substantially higher margins on these transfers, the Company's operating results can be significantly impacted based upon the Company effecting these transactions in any period.

COST OF SERVICES

         Cost of services, excluding the impact of restructuring and non-recurring special charges, increased by $30.9 million, or 25.7%, to $151.3 million in 1998, principally as a result of the growth in operations. Including the impact of the restructuring and non-recurring special charges of $2.3 million in 1998 and $7.8 million in 1997, cost of services increased by $25.5 million, or 19.9%, to $153.6 million in 1998.

         Excluding the impact of restructuring and non-recurring special charges, the increase in cost of services, as a percentage of revenues, from 83.8% in 1997 to 86.4% in 1998 is primarily attributable to the Company's expansion of its infrastructure in 1997 and the resultant excess capacity together with lower than expected yield on incentive-based programs and higher wage rates paid in call centers in strained labor markets in 1998. Approximately 1,280 workstations were added in two call centers opened during the first six months of 1997. The opening of these new call centers, and the related increase in workstation capacity, was carried out primarily in anticipation of providing increased services to the Company's largest client. This increase in services did not materialize leaving the Company with excess capacity and a higher than desired fixed cost structure. Additionally, the Company's largest client instituted an across-the-board price reduction in the third quarter of 1997. Cost of services, as a percentage of revenues, including the impact of restructuring and non-recurring special charges, decreased from 89.3% in 1997 to 87.7% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A, excluding the impact of restructuring and non-recurring special charges, decreased $2.0 million, or 10.4%, to $17.1 million in 1998. The decrease is indicative of the Company's successful implementation of its cost-cutting initiatives associated with the restructuring plans announced in the third quarters of 1997 and 1998 along with management's efforts to postpone, or temporarily reduce, non-revenue-producing expenditures, whenever possible. Including the impact of restructuring and non-recurring special charges of $6.2 million in 1998 and $6.8 million in 1997, SG&A decreased by $2.6 million, or 10.0%, to $23.3 million in 1998.

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

NET LOSS AND NET LOSS PER SHARE

         For the fiscal year ended December 31, 1998, the net loss was $10.2 million compared to the net loss of $13.1 million for the comparable period of 1997, including the impact of restructuring and non-recurring special charges as set forth in the next paragraph. The net loss per share for 1998 was $0.47, compared to the net loss per share of $0.61 in 1997, including the impact of restructuring and non-recurring special charges as set forth in the next paragraph.

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

         For the fiscal year ended December 31, 1998, excluding the impact of restructuring and non-recurring special charges, net income was $3.6 million compared to net income of $2.6 million for the comparable period of 1997. Excluding the impact of restructuring and non-recurring special charges, net income per share for 1998 was $0.17 compared to net income per share of $0.12 for 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During 1999 and 1998, the Company funded its operations and capital expenditures primarily through cash flows from operations and bank borrowings.

         On March 2, 1998, the Company entered into a three-year, $25.0 million revolving credit facility, replacing its then existing $15.0 million revolving credit facility. Effective June 30, 1999, the $25.0 million revolving credit facility was amended to increase the amount available under the credit facility to $35.0 million through January 31, 2000. The $25.0 million revolving credit facility was further amended effective December 31, 1999 (the "Credit Facility") to extend the $35.0 million amount available through February 29, 2000. In addition, the amount available under the Credit Facility will be increased to $50.0 million for the period of time between March 1, 2000 and June 30, 2000, subject to certain limitations (including a borrowing base limitation) and satisfactory completion of the lender's audit of the Company's books and records and operations. Effective as of July 1, 2000, the amount available under the Credit Facility reverts back to $25.0 million. The December 31, 1999 amendment also extended the maturity date of the Credit Facility to June 30, 2001. For a further discussion of the terms of the Credit Facility, see Note 6 - Credit Facility and Long-Term Debt of the Notes to Consolidated Financial Statements.

         The Company also has secured a mortgage, as amended effective December 31, 1999, with the lender on its Credit Facility in connection with the acquisition of a property (land and existing building) located in Sunrise, Florida, which in January 2000 was opened as a customer interaction center by the Company. The mortgage loan is for $5.1 million, of which $4.0 million was advanced at closing in 1998. The remaining $1.1 million available under the loan is subject to the Company's completion of interior improvements to the property by March 2, 2000. For a further discussion of the terms of the amended mortgage loan, see Note 6 Credit Facility and Long-Term Debt of the Notes to Consolidated Financial Statements.

         At December 31, 1999, the Company had cash and cash equivalents of $2.1 million and total long-term obligations (including current maturities thereof) of $25.1 million. Net cash provided by operating activities was $26.6 million for 1999, while $3.0 million of net cash was provided by operating activities in 1998 and $8.7 million of net cash was used in operating activities in 1997. The increase in net cash provided by operating activities between 1999 and 1998 was primarily attributable to the increase in net income in 1999 before non-cash charges, a significantly lower change in accounts receivable balances in 1999 as compared to 1998 as a result of increased collection efforts and the implementation of an integrated billing system, and improved capacity utilization, partially offset by the Company's receipt of income tax refunds in 1998. The decrease in cash used in operating activities from 1997 to 1998 was primarily attributable to the Company's receipt of income tax refunds and the increase in net income after non-cash charges (depreciation and amortization, provision for bad debts and sales allowances, restructuring and asset impairment charges, and deferred income taxes) in 1998 partially offset by the Company's investment in working capital.

         The Company's working capital as of December 31, 1999 and 1998 was $21.3 million and $22.0 million, respectively. The slight decrease in 1999 from 1998 was primarily due to higher deferred current tax assets in 1998 compared to 1999 generated by the Company's net loss position for 1998 offset by increases in accounts receivable in 1999 due to the Company's growth in operations.

         Net cash used in investing activities in the amounts of $33.8 million, $24.9 million and $34.1 million in 1999, 1998 and 1997, respectively, was principally for capital expenditures. Additionally, in 1999, investing activities included an investment in Global Reservation Systems, Inc. ("GRS"), a West Coast firm specializing in Internet-based travel products and service systems, at an aggregate cost of $1.6 million which is described in further detail in Note 4 - Investment in Unconsolidated Affiliate of the Notes to Consolidated Financial Statements.

         Capital expenditures, including the capitalized value of property and equipment, were $32.1 million, $24.9 million and $35.9 million for 1999, 1998 and 1997, respectively. Capital expenditures for 1999 relate primarily to costs incurred for the expansion of workstations in existing facilities as well as new customer interaction centers to accommodate the award of new and existing client programs. The Company opened one new center during 1999, an additional center in January 2000 and will open another additional center in March 2000. Capital expenditures in 1999 also include costs incurred for the PRISM Project, IMA Advantage/Edge, Advanced Communications Network ("ACN"), and PRCNETCARE.COM product and service offerings, all of which are discussed below. Capital expenditure for 1998 were primarily for the completion of the relocation and consolidation of administrative office space into unused space in an existing facility, costs incurred for the Company's internal financial and operating system enhancements (the PRISM Project) and the purchase of land and a building located in Sunrise, Florida. Capital expenditures for 1997 were primarily for telecommunications and computer equipment principally attributable to the large increase in the Company's total workstation capacity and leasehold improvements for the new call centers to house the additional workstations. In 1997, the Company opened one new call center in both the first and second quarters of 1997, while one small call center was converted into administrative offices in the first quarter of 1997 and another call center was closed during the third quarter of 1997 as part of the Company's restructuring plan. As a result, workstation capacity increased from approximately 3,200 workstations as of December 31, 1996 to approximately 4,500 workstations as of December 31, 1997.

         During the first quarter of 1998, the Company began its implementation of an Enterprise Resource Planning ("ERP") solution, which allows for all internal systems (including those related to billing, payroll, client profitability management, human resource management, inventory and purchasing management, and general ledger) to be fully integrated into a common platform. The Company designated its ERP implementation as the PRISM Project. The PRISM Project utilized both internal resources as well as outside consultants to allow for a quick and efficient implementation. As of December 31, 1999, all modules of the PRISM Project had been placed in service. The cost of full implementation, including software, hardware, consulting fees and internal resources, was approximately $12.8 million and has been capitalized in accordance with the provisions of AICPA Statement of Financial Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). See Note 1 - Operations and Significant Accounting Policies and Note 5 - Property and Equipment of the Notes to Consolidated Financial Statements.

         During the fourth quarter of 1999, the Company completed the implementation of IMA Advantage/Edge, a third party customer interaction software product that utilizes advanced customer care technology, during the fourth quarter of 1999. The cost of full implementation, including software, hardware, consulting fees and internal resources, was approximately $7.7 million and has been capitalized in accordance with SOP 98-1. Additionally, the Company is developing technology that will enhance its virtual call center capabilities. This project, ACN, will allow integration of multiple centers via private voice line connections. This configuration will allow the Company to move customer programs from one location to another and will provide redundancy and disaster recovery solutions for clients. As of December 31, 1999, the Company had invested approximately $3.0 million in ACN, primarily consisting of the purchase of a third party software. Full implementation of this project, including third party's software and internal development and resources, is currently estimated to cost approximately $5.0 million and is expected to take place during the third quarter of 2000. See Note 5 - Property and Equipment of the Notes to Consolidated Financial Statements.

         In connection with PRCNETCARE.COM, the Company expects through 2000 to continue its investment in developing and enhancing software products and technology infrastructure to accommodate Internet-based interactive customer communications.

         Net cash provided by financing activities was $7.6 million, $12.5 million and $46.6 million in 1999, 1998 and 1997, respectively. Financing activities for 1999 and 1998 are principally comprised of net borrowings under the Company's Credit Facility. In addition, included in net cash provided by financing activities in 1998 are the proceeds from the mortgage loan for the land and building located in Sunrise, Florida. In 1997, the Company raised additional capital from the Second Equity Offering and used a portion of the net proceeds provided by such offering principally to fund anticipated workstation capacity growth

         The Company believes that funds generated from operations, available borrowings under the Credit Facility (assuming that the amount available under the Credit Facility would remain at the $50.0 million level throughout 2000 and not revert to $25.0 million on July 1, 2000 as currently provided under the Credit Facility) and capital lease financings will be sufficient to finance its planned capital expenditures at least through 2000. The Company's long-term capital requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business and the level of future capital expenditures required to develop and/or enhance software products and technology infrastructure to accommodate Internet-based interactive customer communications. To the extent that the available borrowings under the Credit Facility would revert to $25.0 million or funds generated from the sources described above are otherwise insufficient to fund the Company's activities in the short or long-term, the Company would need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be on terms favorable to the Company.

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

         During 1998 and continuing in 1999, the Company evaluated its installed computer systems, network elements, software applications and other business systems that have time-sensitive programs and developed a plan to ensure their Year 2000 compliance. The Company established a Year 2000 Compliance Team that monitored the progress and status of the Company's Year 2000 plan. The Company's Year 2000 plan was divided into seven major sections: Internal Systems and

Equipment (business applications for accounting, administration, human resources and other Company-wide applications and office equipment, including non-information technology infrastructure in which non-compliant software or embedded microprocessors might exist); Hardware (Company-wide information technology architecture); Software Packages (standard personal computer and individual software packages, such as electronic spreadsheet and word processing software); Application Tools and Products (products utilized by information technology development organizations to develop and implement automated business applications); Client Applications; Client Interfaces; and Third Party Suppliers. In order to address the Year 2000 issue and the seven major sections stated above, the Company's Year 2000 plan involved five phases: Planning and Awareness Phase (developing a budget and project plan); Inventory and Assessment Phase (identify systems and applications, assess risks and prioritize efforts); Remediation Phase (repair, replace or retire non-compliant systems or processes); Validation Phase (perform testing of systems and processes); and Implementation Phase.

         As of the end of the third quarter of 1999, the Company had completed all phases of its Year 2000 plan and the Company continued to monitor its Year 2000 plan throughout the remainder of 1999. Through December 31, 1999, the Company had spent approximately $1.5 million on the Year 2000 issue. As the Company did not, nor does it expect to, experience significant systems or other Year 2000 problems at or after the turn of the millennium, the Company does not currently expect to incur any significant additional costs related to its Year 2000 efforts. All incremental costs associated with the Year 2000 issue have been expensed as incurred.

         Since the Year 2000 issue may also affect the systems and applications of the Company's customers or suppliers, the Company initiated formal communications with its customers and suppliers during 1998 and 1999 to determine their overall Year 2000 readiness and the extent to which the Company's interface systems were vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company did not experience any material adverse impact on its operations during the beginning of 2000 as a result of Year 2000 issues of its customers or suppliers. However, as not all Year 2000 issues will necessarily surface during the beginning of 2000, no assurance can be given that one or more of its major suppliers or customers will not encounter future Year 2000 problems which could have a material adverse impact on its operations.

         The extent of the Company's future Year 2000 exposure is based on management's knowledge to date. Although the Company does not expect any Year 2000 issues to surface in the future, there is no guarantee that this will be achieved. Specific factors that give rise to this uncertainty include, but are not limited to, availability and cost of personnel, failure to identify and correct all Year 2000 susceptible systems and applications, future Year 2000 problems encountered by customers, suppliers and other third parties whose systems and operations impact the Company, and other similar uncertainties.

         The Company has not developed post-2000 contingency plans in the unlikely event that the uncertainties described above do in fact occur as management currently believes that the probability of such an event and the magnitude of its impact on operations is insignificant. The Company will, however, continue to assess the need for a formal post-2000 contingency plan and make a determination as to the nature and scope of its post-2000 contingency plan, if required, based on the occurrence of Year 2000 issues in the future (if any).

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

FLUCTUATIONS IN QUARTERLY RESULTS

         The Company experiences quarterly variations in revenues, operating margins and operating income principally as a result of the timing of clients' customer service programs, the commencement of new contracts, changes in the Company's revenue mix among its various services offered to clients, including the percentage (if any) of services provided under incentive-based compensation agreements, and the timing of additional operating and capital expenses to acquire and support new business and/or in connection with new products and services. In addition, the completion or termination of a large customer service program or the loss or delay in the implementation of a large customer service program or in a transfer of teleservicing-based application software could cause the Company to experience such quarterly variations. See Note 16 - Unaudited Quarterly Financial Data of the Notes to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and/or beliefs concerning future events and goals. If and when used in this report, the words "believes," "feels," "estimates," "plans," "expects," "intends," "projects," "anticipates," "sees," "contemplates," "may," "would," "could" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The Company can give no assurance that such expectations and beliefs will prove to be correct. Accordingly, the actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the failure of the acquisition of the Company by USAi to be consummated at all or on a timely basis, the Company's effective and timely initiation, development and implementation of new client relationships and programs (especially with respect to its Internet clients), the maintenance of existing client relationships and programs (particularly since the Company's agreements with its clients generally do not assure the Company will generate a specific level of revenue, do not designate the Company as the exclusive service provider and are terminable on short notice), the effective completion of the implementation of the Company's restructuring plan and performance-enhancing initiatives, the achievement of satisfactory levels of both gross and operating profits and margins, the opening of new customer interaction centers in accordance with strategic plans and in a timely and economic manner consistent with existing capacity requirements, the ability of the Company to hire, train and retain a sufficient labor force of qualified personnel at competitive wage rates, the development and continued enhancement of telecommunication, Internet, computer and information technologies and infrastructures and operational and financial systems, the effective and timely marketing to, and level of acceptance and increased utilization by, existing and new clients of the Company of Precision Resolution, InfiniteAccess and other Internet products and services, technical difficulties or errors, problems or excessive costs incurred by the Company in connection with the completion of the development, implementation and/or future enhancement of InfiniteAccess, Precision Resolution, IMA Advantage/Edge, ACN and/or the integration of Internet technologies with the Company's current products and services to create customer interaction centers and the success and acceptance by the Company's clients thereof, the failure of the Company to cost-effectively develop new Internet services and products or to maintain or enter into new strategic or key business relationships in connection with the development and/or enhancement of its Internet offerings, the over-estimation by the Company of the level of need and demand for customer support and service through the use of the Internet, the ability of the Company to hire, train and retain qualified technology and other personnel in connection with its development, implementation and/or enhancement efforts and the operations of PRCNETCARE.COM, the compatibility of InfiniteAccess, Precision Resolution and other Internet products and services with existing systems of the Company's clients and the extent of the technical problems arising with respect to obtaining such compatibility, the realization by the Company of the expected direct and indirect benefits and returns (including operational and marketing benefits) from its investment in GRS, the introduction of new competitive Internet and other products and services in the Company's industry by other companies and, in connection therewith, the ability of the Company to maintain a leadership role in both traditional and Internet-based customer care products and services, the achievement by the Company and its suppliers and customers of Year 2000 compliance, the anticipated growth in industry trends towards outsourcing and cosourcing of telephone and Internet based marketing and customer service operations (particularly in the telecommunications services and equipment, transportation, financial services, utility, consumer products, food and beverage, and travel industries), changes in competition and the forms of direct sales and marketing techniques, consumer interest in, and use of, the

Company's clients' products and services, general economic conditions, costs of telephone services, financing and leasing of equipment, the level of costs associated with the expansion of PRCNETCARE.COM's business and operations, the adequacy of cash flows from operations and available financing (including, without limitation, under the Credit Facility) to fund capital needs and future growth, changes in and additions to governmental rules and regulations applicable to the Company, the realization of the Company's net deferred tax asset and other risks set forth in this report, in the Company's other filings with the SEC and in the Company's press releases. These risks and uncertainties are beyond the ability of the Company to control; in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements and the Company undertakes no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk: The Company's exposure to market risk for changes in interest rates relates primarily to its long-term debt. The Company's Credit Facility and mortgage loan with the lender for the Credit Facility bear interest at variable rates, as discussed in Note 6 - Credit Facility and Long-Term Debt of the Notes to Consolidated Financial Statements. The Company mitigates interest rate risk by continually monitoring the interest rates.

         The table below presents outstanding principal amounts and the related fair values (in thousands), together with maturity dates as of December 31, 1999, and the weighted average interest rates for the Company's long-term debt (including current maturities thereof) subject to variable rates for the year then ended:

                                                                                             WEIGHTED
                                                           OUTSTANDING                        AVERAGE
                                                            PRINCIPAL           FAIR         INTEREST           MATURITY
                                                              AMOUNT           VALUE           RATE               DATE
                                                          ---------------    -----------    ------------    ------------------
Credit Facility (prime)..................................   $   5,000        $  5,000          7.98%         June 30, 2001
Credit Facility (LIBOR)..................................      14,000          14,000          6.74%         June 30, 2001
Mortgage loan............................................       4,000           4,000          6.69%         June 1, 2005
                                                          ---------------    -----------
  Total long-term debt subject to variable rates.........   $  23,000        $ 23,000
                                                          ===============    ===========

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     PAGE
         Report of Independent Certified Public Accountants -
               PricewaterhouseCoopers LLP..............................................................F-1

         Consolidated Balance Sheets as of December 31, 1999 and 1998..................................F-2

         For the years ended December 31, 1999, 1998 and 1997:
                  Consolidated Statements of Operations................................................F-3
                  Consolidated Statements of Shareholders' Equity......................................F-4
                  Consolidated Statements of Cash Flows................................................F-5

         Notes to Consolidated Financial Statements....................................................F-6



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is a list (as of February 15, 2000) of the names of the directors and executive officers of the Company, their respective ages and their respective positions with the Company. The terms of the directors expire annually upon the holding of the annual meeting of shareholders of the Company. The Company's executive officers serve at the discretion of the Board of Directors, although all of the executive officers have employment agreements. See "Item 11. Executive Compensation - Employment Agreements."

             NAME                  AGE                                         POSITION
 ------------------------------   -------   -------------------------------------------------------------------------------
 Mark J. Gordon                     52      Chairman of the Board
 David L. Epstein                   35      Director and Chief Executive Officer
 Wesley T. O'Brien                  44      President and Chief Operating Officer
 Richard D. Mondre                  54      Director, Executive Vice President, General Counsel and Secretary
 Richard N. Ferry, Jr.              47      Executive Vice President - Business Development
 Paul M. O'Hara                     53      Executive Vice President - Finance and Chief Financial Officer
 James R. Weber                     52      Senior Vice President - Business Operations
 Frank Modrak                       44      Senior Vice President - Sales
 Michael P. Miller                  39      Senior Vice President and Chief Technology Officer
 Robert K. Tenzer                   39      Senior Vice President - Human Resources
 Thomas F. Jennings, Jr.            40      Vice President and Controller
 Joseph E. Gillis                   42      Vice President and Treasurer
 Bernard J. Kosar, Jr.              36      Senior Advisor and Director
 Neil A. Natkow                     52      Director
 Richard N. Krinzman                52      Director
 Christian Mustad                   61      Director



The following sets forth the background of each of the Company's directors and executive officers, including the principal occupation of those individuals for at least the past five years:

MARK J. GORDON joined the Company in 1984 and became a director at that time. Mr. Gordon served as the Company's Chief Executive Officer from 1985 to November 1998. Since April 1996 to date, Mr. Gordon has served as Chairman of the Board.

DAVID L. EPSTEIN joined the Company in 1982 and was named Executive Vice President in 1984, President in 1985 and Chief Executive Officer in November 1998. Mr. Epstein became a director of the Company in April 1996.

WESLEY T. O'BRIEN became President and Chief Operating Officer of the Company in November 1998. From October 1995 until joining the Company, Mr. O'Brien was the Chief Executive Officer and President of Trescom International Communications Corporation, an international and long distance communications company. Prior to that position, Mr. O'Brien was employed for approximately twelve years with MCI Communications Corporation, a long distance telecommunications company, where he served in various executive capacities.

RICHARD D. MONDRE joined the Company in March 1996 as Executive Vice President, General Counsel and Secretary. He became a director of the Company in May 1996. From January 1983 to March 1996, Mr. Mondre was a partner at the law firm of Rubin Baum Levin Constant Friedman & Bilzin ("Rubin Baum"), which served as the Company's regular outside counsel until January 31, 1998. As of February 1, 1998, the successor firm to Rubin Baum, Bilzin Sumberg Dunn Price & Axelrod LLP ("BSDPA"), commenced serving as the Company's regular outside counsel. After joining the Company, Mr. Mondre remained "Of Counsel" to Rubin Baum and is currently "Of Counsel" to BSDPA.

RICHARD N. FERRY, JR. joined the Company in November 1994 as Vice President - Business Development, was appointed Senior Vice President in that position in May 1996 and was appointed Executive Vice President in that position in November 1997. Additionally, Mr. Ferry was appointed as President of prcnetcare.com, Inc., a subsidiary of the Company, in February 1999. From November 1993 to November 1994, Mr. Ferry was a principal of Virtual Marketing International, providing consulting services to a number of companies, including many of the Company's competitors in the teleservicing and direct marketing industries. From November 1991 to November 1993, Mr. Ferry was the Director of Marketing Services at Century Telecommunications, a provider of telephone services, and from September 1984 until November 1991, Mr. Ferry was the Vice President of Operations for Advanced Telemarketing Corp., a provider of teleservices.

PAUL M. O'HARA joined the Company in August 1996 as Senior Vice President - Finance and Chief Financial Officer. Mr. O'Hara was appointed as Executive Vice President - Finance in November 1998. From March 1994 until joining the Company, Mr. O'Hara was Executive Vice President and Chief Financial Officer of Sunbeam Corp., a consumer products company. From April 1988 to March 1994, Mr. O'Hara was Executive Vice President and Chief Financial Officer of Fruit of the Loom, Inc., an apparel manufacturer.

JAMES R. WEBER joined the Company in June 1996 as Senior Vice President - Telemarketing Operations and was formally appointed as an executive officer in November 1996. Mr. Weber was appointed Senior Vice President Business Operations in October 1998. From August 1994 until joining the Company, Mr. Weber was Senior Vice President - Operations for SafeCard Services, Inc., a credit card protection company. From June 1992 to August 1994, Mr. Weber worked with MCI Telecommunications, a telecommunications company, initially as a Center Director and then as Regional Director for the western region. From March 1985 to May 1992, Mr. Weber held a number of positions with American Express Company, a financial services company, including that of Director for its telephone service center and card issuance division.

FRANK MODRAK joined the Company in January 1996 as Vice President - Sales. Mr. Modrak was appointed Senior Vice President - Sales in November 1998. From 1987 until joining the Company, Mr. Modrak was the National Director of Customer Service and Sales for Cox Communications, a cable communications company.

MICHAEL P. MILLER joined the Company in April 1999 as Senior Vice President and Chief Technology Officer. From July 1997 until December 1998, Mr. Miller was the Senior Vice President and Chief Technology Officer for IQI, Inc., a telemarketing company located in Los Angeles, California, which has merged with ATC Communications to form Aegis Communications Group, Inc. From August 1995 until March 1997, Mr. Miller was the Chief Information Officer for Softbank Exposition and Conference Company, a trade show production and management company and a division of Softbank, Inc. of Tokyo, Japan, and from January 1992 until July 1995, Mr. Miller was employed by The Gap, Inc., an apparel retailer and manufacturer, where he served as the Senior Director of Management Information Systems and, prior to that position, as Director of Network Design and Engineering. Mr. Miller also has managed a consulting firm that he originally founded in 1986, initially providing custom software to the medical, dental and legal professions and later information technology services to a wide variety of clients in the retail, banking and manufacturing sectors.

ROBERT K. TENZER joined the Company in September 1994 as Director of Human Resources. Mr. Tenzer was appointed Vice President of Human Resources in May 1997 and Senior Vice President in September 1997. From September 1984 until joining the Company, Mr. Tenzer was a Director of Human Resources and Store Operations for Neiman Marcus, a clothing and specialty items retailer. Mr. Tenzer has a Masters of Science in Human Resources Management.

THOMAS F. JENNINGS, JR. joined the Company in March 1997 as Controller and was formally appointed Vice President, Controller and Principal Accounting Officer in May 1997. From July 1994 until joining the Company, Mr. Jennings was Vice President and Chief Financial Officer for the Music Division of Blockbuster Entertainment. From March 1993 to July 1994 , Mr. Jennings was Controller for the Domestic Consumer Division of Blockbuster Entertainment. From September 1981 to joining Blockbuster Entertainment, Mr. Jennings was employed by the public accounting firm of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand LLP). Mr. Jennings is a Certified Public Accountant.

JOSEPH E. GILLIS joined the Company in November 1994 as Chief Financial Officer and Treasurer, continues to serve as Treasurer and was appointed a Vice President in May 1997. From October 1993 until joining the Company, Mr. Gillis was Chief Financial Officer of William Schneider, Inc., a jewelry manufacturer. From June 1989 to October 1993, Mr. Gillis was Vice President of Finance for the Vertical Blinds Division of Hunter Douglas, Inc., a manufacturer of window coverings, or its predecessor, Profile Corp. Mr. Gillis is a Certified Public Accountant.

BERNARD J. KOSAR, JR. was appointed a director of the Company in October 1996. Mr. Kosar is currently employed by the Company as a Senior Advisor, in which, among other functions, he advises executives of the Company on general sales and client matters and participates in client relations. Mr. Kosar served as Senior Vice President - Client Relations for the Company from January 1997 to September 1998. From January 1995 until joining the Company, Mr. Kosar had served as a consultant to the Company. Since July 1985 until his retirement in 1997, Mr. Kosar had been a quarterback in the National Football League and most recently with the Miami Dolphins. Mr. Kosar is also a director and majority owner of Tidewater Management Group, Inc., a franchisee for a national food chain, and Bernie Kosar Greeting Card Company, a distributor of greeting cards.

NEIL A. NATKOW was appointed a director of the Company in October 1996. Dr. Natkow served as Senior Vice President - Health Care for the Company from February 1997 to October 1997. Upon leaving the Company, Dr. Natkow became President and Chief Executive Officer of NAN II, Inc., a Florida corporation which is the general partner of PhyTrust, Ltd., a Florida management services organization. From December 1993 until his retirement in October 1995, Dr. Natkow served as an executive officer of PCA Health Plans of Florida, a health maintenance organization, most recently as its Chief Executive Officer. From August 1992 to December 1993, Dr. Natkow was the President and Chief Executive Officer of Family Health Plan, a health maintenance organization, and, from June 1987 to July 1992, Dr. Natkow was the Vice President for Professional Affairs at Southeastern University for Health Sciences. Dr. Natkow is also a director of Sheridan Healthcare, Inc., a publicly traded company. Dr. Natkow is a member of the Audit and Compensation Committees of the Board.

RICHARD N. KRINZMAN was appointed a director of the Company in February 1997. Mr. Krinzman is a shareholder and director of the law firm of Holtzman, Krinzman, Equels & Furia, P.A., a position he has held since 1979. Mr. Krinzman has practiced law in Dade County, Florida, for over 25 years with concentration on transactional matters in the areas of real property, banking and commercial law. Mr. Krinzman is a member of the Audit Committee of the Board.

CHRISTIAN MUSTAD was appointed a director of the Company in October 1996. For the past 25 years, Mr. Mustad has been a managing director of The Mustad Group, which owns and/or manages approximately 35 companies throughout the world. The Mustad Group businesses and activities range from manufacturing of horseshoes and horseshoe nails, level gauging for the shipping industry, precision parts, paper cores, machinery for the cardboard industry and fasteners to oil recycling. Mr. Mustad is a member of the Audit and Compensation Committees of the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company and written representations that no Forms 5 were required, the Company believes that, during 1999, its directors, executive officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company in 1999, 1998 and 1997 by the chairman of the board of the Company, the chief executive officer of the Company and the Company's four other most highly compensated executive officers whose aggregate annual compensation exceeded $100,000 and who were executive officers of the Company at December 31, 1999 (all of the individuals named in the following table are collectively defined as the "Named Executive Officers"). The Company does not have a pension plan or a long-term incentive plan, has not issued any restricted stock awards and has not granted any stock appreciation rights as of this date. The Company has granted stock options. See "Option Grants and Holdings" and "Employee Stock Plan and Director Stock Plan." The value of all other annual compensation (perquisites and other personal benefits) received by each Named Executive Officer in each respective year did not exceed the lesser of $50,000 or 10% of the Named Executive Officer's total annual salary and bonus reported for such Named Executive Officer.

                           SUMMARY COMPENSATION TABLE


                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
                                                             ANNUAL                  ----------------
                                                          COMPENSATION                 SECURITIES
                                       FISCAL    --------------------------------      UNDERLYING          ALL OTHER
   NAME AND PRINCIPAL POSITION          YEAR      SALARY (1)           BONUS         OPTIONS(#) (2)       COMPENSATION
-----------------------------------    -------   --------------    --------------    ---------------     ---------------

David L. Epstein                       1999      $  442,325              -               52,772             $ 34,251(3)
    Chief Executive Officer            1998         418,841              -                 -                   -
                                       1997         388,187              -                 -                   -

Richard D. Mondre                      1999         428,355              -               47,975                -
    Executive Vice President,          1998         406,588              -                 -                   -
    General Counsel and Secretary      1997         372,270              -                 -                   -

Mark J. Gordon                         1999         388,460              -                 -                   25,559(4)
    Chairman of the Board              1998         408,226              -                 -                   29,712(4)
                                       1997         403,269              -                 -                   10,703(4)

Paul M. O'Hara                         1999         398,589              -                 -                   -
    Executive Vice President-          1998         374,639          $  50,000          200,000                -
    Finance and Chief Financial        1997         298,215             50,000          350,000(5)             -
    Officer

Wesley T. O'Brien                      1999         369,500              -                 -                   19,076(6)
    President and Chief Operating      1998          71,058(7)           -              350,000                 9,788(6)
     Officer                           1997            -                 -                 -                   -

Richard N. Ferry, Jr.                  1999         311,442              -               47,975                -
    Executive Vice President-          1998         331,870              -              200,000                -
    Business Development               1997         196,738             73,514          336,000 (8)            -


-----------
(1)   Includes compensation in connection with payment of auto allowance.
(2) See "Option Grants and Holdings" below for a description of such executive officers' options.
(3) Consists of premiums paid for three split-dollar life insurance policies for the benefit of Mr. Epstein's family. See "Item 13. Certain Relationships and Related Transactions."
(4) Consists of premiums paid for up to three split-dollar life insurance policies for the benefit of the Mark Gordon Family Trust. See "Item 13. Certain Relationships and Related Transactions."
(5) The option for 200,000 of these shares was granted in connection with cancellation of option to purchase same number of shares of Common Stock granted in 1996.
(6) Consists of premiums paid for a life insurance policy for the benefit of Mr. O'Brien.
(7) Mr. O'Brien joined the Company in November 1998. His base annual salary for 1998 was $350,000.
(8) The option for 136,000 of these shares was granted in connection with cancellation of option to purchase same number of shares of Common Stock granted in 1996.

OPTION GRANTS AND HOLDINGS

1999 OPTION GRANTS TABLE

The following table summarizes the options which were granted during 1999 to the Named Executive Officers:



                                                               Individual Grants
                                    --------------------------------------------------------------
                                           % of                                                            Potential Realizable
                                          Total                                            Value            Value at Assumed
                                         Options                 Closing                     at               Annual Rates
                           Number of    Granted                   Market                  Grant-Date         of Stock Price
                           Securities      to                    Price On                  Market              Appreciation
                           Underlying   Employees   Exercise     Date of                   Price            for Option Term(1)
                            Options     In Fiscal    Price         Grant     Expiration    ---------   ---------------------------
          Name             Granted(#)     Year       ($/Sh)     ($/Share)(2)   Date        0%($)(2)      5%($)          10%($)
   --------------------    ----------   ----------   --------   ----------   ----------    ---------   ----------     ------------

  David L. Epstein          52,772        4.96        24.72       24.25      12/31/06         -         496,172        1,189,290
  Richard D. Mondre         47,975        4.51        24.72       24.25      12/31/06         -         451,070        1,081,183
  Mark J. Gordon               -            -           -           -            -            -            -               -
  Paul M. O'Hara               -            -           -           -            -            -            -               -
  Wesley T. O'Brien            -            -           -           -            -            -            -               -
  Richard N. Ferry, Jr.     47,975        4.51        24.72       24.25      12/31/06         -         451,070        1,081,183

----------
(1) Potential realizable value is based on the assumption that the Company's Common Stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. The amounts have been calculated based on the requirements promulgated by the Commission. The actual value, if any, a Named Executive Officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised (if the executive officer were to sell the shares on the date of exercise). Accordingly, there is no assurance that the value realized will be at or near the potential realizable value as calculated in this table.

(2) For purposes of and as provided under the 1996 Incentive Stock Plan (as amended to date, the "Employee Stock Plan"), "fair market value" on the date of grant of any option is the average of the high and low sales prices of a share of Common Stock on The Nasdaq National Market on the trading day immediately preceding such date of grant. The Compensation Committee of the Company believes this calculation more accurately reflects "fair market value" of the Company's Common Stock on any given day as compared to simply using the closing market price on the date of grant. As a result, the closing market price on the date of grant at times may be different than the exercise price per share.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

  The following table provides information regarding the value of all options exercised during 1999 and unexercised options held at December 31, 1999 by the Named Executive Officers.

                            SHARES                              NUMBER OF
                           ACQUIRED                       SECURITIES UNDERLYING               VALUE OF UNEXERCISED
                              ON          VALUE           UNEXERCISED OPTIONS AT           "IN-THE-MONEY" OPTIONS AT
        NAME               EXERCISE     REALIZED            DECEMBER 31, 1999                DECEMBER 31, 1999 (1)
---------------------     ----------    ----------    -------------------------------    -------------------------------
                                                      UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE      EXERCISABLE
                                                      ---------------    ------------    ---------------    ------------
David L. Epstein              -             -             52,772              -                -                 -
Richard D. Mondre             -             -             47,975              -                -                 -
Mark J. Gordon                -             -               -                 -                -                 -
Paul M. O'Hara                -             -            192,834           357,166       $  3,341,824         $6,201,426
Wesley T. O'Brien             -             -            115,500           234,500          2,165,625          4,396,875
Richard N. Ferry, Jr.         -             -            238,429           352,546          3,300,472          6,169,208



----------

(1) Based on a per share price of $24.25 on December 31, 1999, which was the closing market price of the Company's Common Stock on the last day of the Company's 1999 fiscal year.

COMPENSATION OF DIRECTORS

  Directors who are not employees or officers of the Company receive a quarterly retainer of $2,500 and receive $1,000 for attendance at each meeting of the Board of Directors (the "Board") or committee thereof. Such directors also receive an option to purchase shares of Common Stock upon initial election and upon each re-election. See "Employee Stock Plan and Director Stock Plan" below. Directors may also be reimbursed for certain expenses in connection with attendance at Board and Board committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company do not receive additional compensation for service as a director.

EMPLOYEE STOCK PLAN AND DIRECTOR STOCK PLAN

  On May 31, 1996, the Company adopted the Employee Stock Plan and the 1996 Non-employee Director Stock Option Plan (the "Director Stock Plan"). Officers, key employees and non-employee consultants may be granted incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock appreciation rights ("SARs"), stock awards, performance shares and performance units under the Employee Stock Plan. The Compensation Committee of the Board administers the Employee Stock Plan. The Compensation Committee has final authority to interpret any provision of the Employee Stock Plan, any grant made under the Employee Stock Plan or any provision of any agreement evidencing such grant. The Compensation Committee determines the term of each option and the time or times, and conditions (such as a change in control) under which, each option vests and may be exercised. However, the term of an ISO may not exceed ten years from the date of grant and the term of an NSO may not exceed fifteen years from the date of grant. The Compensation Committee also determines the option exercise price. However, the exercise price of an ISO may not be less than the fair market value of Common Stock on the date of grant. Under certain circumstances (relating to ownership of more than 10% of the total combined voting power of all classes of stock of the Company), the exercise price of an ISO may not be less than 110% of the fair market value on the date of grant and the term of such ISO may not exceed five years from the date of grant. The exercise price for an NSO may not be less than 85% of the fair market value on the date of grant, except for a maximum of 50,000 shares of Common Stock which may be granted at an exercise price as low as $0.01 per share. The aggregate fair market value (determined at the time the option is granted) of the Common Stock with respect to which ISOs are exercisable for the first time by a participant during any calendar year (under all options of the Company) shall not exceed $100,000 and, to the extent in excess of such $100,000, such excess options shall be treated as NSOs. If an optionee terminates his or her employment or consulting relationship for any reason, such optionee's options may be exercised to the extent they have vested or vest and were exercisable at the date of such termination for a period of time determined by the Compensation Committee at the time the option is granted. The Company currently has reserved 4,750,000 shares of the Common Stock for issuance under the Employee Stock Plan. The Employee Stock Plan will expire by its own terms on May 30, 2006. The Board has the power to amend the Employee Stock Plan from time to time. Shareholder approval of an amendment is only required to the extent necessary to maintain the Employee Stock Plan's status as a protected plan under applicable securities laws or as a qualified plan under applicable tax laws.

  The Director Stock Plan provides for annual grants of non-qualified stock options to each non-employee director of the Company. At the Company's annual meeting of shareholders on June 21, 1999, the Director Stock Plan was amended and restated in its entirety (the "Restated Director Stock Plan"). The Restated Director Stock Plan increased the number of nonqualified stock options automatically awarded to each non-employee director upon re-election from 2,500 shares to 5,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. However, the Restated Director Stock Plan provided for the award of 15,000 nonqualified stock options to each non-employee director re-elected at the June 21, 1999 meeting in lieu of the 5,000 annual grant. The purpose of the exception was to retroactively adjust the aggregate number of options previously awarded to the existing non-employee directors to be more consistent with the initial and annual awards under the Restated Director Stock Plan. In addition, the Restated Director Stock authorized the Board, in its sole discretion, to grant to a non-employee director at the time of his or her initial election as a director of the Company nonqualified stock options in excess of the 5,000 shares of common stock automatically granted on initial election to the Board of Directors up to and not exceeding 50,000 shares at an exercise price equal to fair market value of the common stock on the date of grant. The options granted to each non-employee director will have a term of ten years and vest, in the case of options granted under the Director Stock Plan, in equal installments over three years and, in the case of options granted under the Restated Director Stock Plan, in full after the first anniversary of the date the option is granted. The Company currently has reserved 300,000 shares of Common Stock for issuance under the Director Stock Plan.

  Including the option of Richard N. Ferry, Jr., the Company's Executive Vice President-Business Development, to purchase the balance of 7,000 shares at an exercise price of $0.01 per share, the options to purchase 4,277,372 shares granted under the Employee Stock Plan and the Director Stock Plan outstanding as of December 31, 1999, have a weighted average exercise price of $7.60. As of December 31, 1999, the Company had not granted any SARs, stock awards, performance shares or performance units under the Employee Stock Plan. See Note 12 - Stock-Based Compensation Plans of the Notes to Consolidated Financial Statements.

RETIREMENT PLANS

  The Company maintains a profit sharing and 401(k) savings plan (as amended, the "Profit Sharing/401(k) Plan"). Under the provisions of the Profit Sharing/401(k) Plan, employees meeting certain eligibility requirements may contribute a maximum of 15% of pre-tax gross wages, subject to certain restrictions imposed pursuant to the Internal Revenue Code of 1986, as amended (the "Code"). Company contributions are at the discretion of its Board. Vesting occurs over a six-year period at the rate of 20% per year, beginning after the second year of service. The Company accrued a contribution to the Profit Sharing/401(k) Plan of approximately $100,000 in 1999, which is expected to be paid during the first quarter of 2000, $85,000 in 1998, which was paid in April 1999, and $45,000 in 1997, which was paid in 1998.

EMPLOYMENT AGREEMENTS

  MARK J. GORDON AND DAVID L. EPSTEIN. Each of Mr. Gordon and Mr. Epstein entered into an employment agreement with the Company in May 1996, the terms of which are substantially similar except to the extent the terms of Mr. Epstein's agreement have been modified as hereinafter indicated pursuant to amendments to his agreement effective as of April 1, 1999, September 1, 1999 and January 12, 2000 (individually an "Epstein Amendment"). The initial employment term is the period from July 1, 1996 to June 30, 2001, subject to an Epstein Amendment extending Mr. Epstein's initial term to March 31, 2002, but is thereafter subject to automatic annual renewal, absent notice from either party of its desire not to renew. However, the employee may terminate the agreement at any time upon 30 days' notice. Each of Messrs. Gordon's and Epstein's agreements provide for a minimum base salary of $425,000 per annum (adjusted for inflation) subject to increase by the Compensation Committee; provided, however, that Mr. Gordon's base salary was recently decreased to $200,000 per annum with the agreement of Mr. Gordon. An annual bonus is payable based on criteria to be agreed upon by the Compensation Committee and the employee at the beginning of each year. No such criteria have yet been established, except that an Epstein Amendment now gives the Compensation Committee authority to determine the annual bonus in its sole discretion based upon the operating results of the Company and Mr. Epstein's performance during the year. Each agreement provides for the annual grant of stock options in a number to be determined by the Compensation Committee, but for no fewer than 5% of the aggregate number of shares for which options were granted under the Stock Plans during the year. The vesting of any options granted pursuant to the agreements will accelerate in certain events including a change in control (as defined therein). Each of Mr. Gordon and Mr. Epstein has waived both their annual bonus and stock option grants with respect to the years ended December 31, 1996, 1997 and 1998. With respect to the year ended December 31, 1999, Mr. Gordon has waived both his annual bonus and stock option grants and Mr. Epstein has waived his annual bonus. Each of Mr. Gordon and Mr. Epstein has certain piggyback and demand registration rights. If either Mr. Gordon's or Mr. Epstein's employment is terminated by death, disability or voluntary resignation, the employee is entitled to severance equal to 18 months' salary, bonus and benefits, and if employment is terminated by the Company without cause or constructive termination (as defined in the agreements), the terminated individual is entitled to severance equal to salary, bonus and benefits for the balance of the contract term or three years, whichever is longer. An Epstein Amendment also added nonrenewal of Mr. Epstein's agreement to events in which the foregoing three-year severance would be paid and amended Mr. Epstein's agreement to include funding by the Company of a portion of the premiums due on three split-dollar life insurance policies. Mr. Gordon's agreement also provides for funding by the Company of a portion of the premiums due on a split-dollar life insurance policy. See "Item 13. Certain Relationships and Related Transactions" for discussion of such split-dollar life insurance arrangements. In connection with the Company entering into the Merger Agreement with USAi, Mr. Epstein entered into an Epstein Amendment dated January 12, 2000, which would amend Mr. Epstein's employment agreement effective only on and after the completion of the merger between the Company and USAi (the "Effective Time") and which provides, among other things, that (i) Mr. Epstein's agreement would no longer provide for an annual grant of options, (ii) Mr. Epstein would no longer be entitled to voluntarily terminate his employment without being in breach of his employment agreement (except upon constructive termination), (iii) Mr. Epstein would no longer be entitled to severance benefits if his employment agreement is not renewed at the end of its initial term and (iv), if Mr. Epstein is employed by the Company at or immediately following the Effective Time, he would be granted a non-qualified option to purchase 75,000 shares of USAi common stock on standard terms and conditions for option grants by USAi to its employees. In addition, on January 12, 2000 in connection with the Company entering into the Merger Agreement, Mr. Gordon agreed to terminate his employment and service as chairman of the Company's Board as of the Effective Time.

  RICHARD D. MONDRE. Effective April 1, 1999, Mr. Mondre entered into a new employment agreement with the Company replacing his former employment agreement that had expired as of March 31, 1999. Mr. Mondre's new employment agreement extends to March 31, 2002, with automatic renewal of such employment agreement for successive one-year terms unless either party notifies the other in writing of nonrenewal at least 60 days prior to expiration of the initial term or any renewal term. The employment agreement provides for, among other things, an annual salary of $400,000, an annual bonus determined by the Compensation Committee in its sole discretion based upon the operating results of the Company and Mr. Mondre's performance, and the annual grant of stock options in a number to be determined by the Compensation Committee, but no fewer than 5% of the aggregate number of shares for which options were granted under the Stock Plans during the year (other than stock options awarded to certain executive officers pursuant to a provision in their respective employment agreements with the Company substantially the same as the stock option grant provision in Mr. Mondre's employment agreement). The vesting of any options granted to Mr. Mondre as described in the previous sentence will accelerate in certain events including a Change in Control (as hereinafter defined). If Mr. Mondre's employment is terminated by the Company without cause or as the result of constructive termination (as defined) other than in connection with a Change in Control, he will be entitled to the sum of the salary that he would have received during the greater of (i) the one year period following the date of such termination and (ii) the remainder of the initial term (if such termination occurs during the initial term) and $200,000. If Mr. Mondre's employment is not renewed by the Company at the end of the initial term or any one-year renewal term other than in connection with a Change of Control, he will be entitled to one year's salary, subject, however, to the modification of this provision included in an amendment to his agreement entered into on January 12, 2000 and discussed below (the "Mondre Amendment"). If Mr. Mondre's employment is terminated without cause or as a result of constructive termination or nonrenewal (subject, however, to the Mondre Amendment) by the Company (or its successor) within generally 180 days before or after a Change in Control, he will be entitled to a lump sum severance payment equal to 2.99 times an amount equal to the average of the sum of the annual salary and bonus amount paid to him each year during the employment term. A "Change in Control" generally means that neither Mr. Gordon nor Mr. Epstein control the Company nor is occupying the positions of Chairman of the Board and/or Chief Executive Officer of the Company. Accordingly, a Change in Control would occur upon the consummation of the Company's acquisition by USAi. Mr. Mondre has also been granted certain demand and piggyback registration rights (subject, however, to the Mondre Amendment). Mr. Mondre is authorized to remain "Of Counsel" to BSDPA as long as his duties in that capacity do not interfere with his performance under the employment agreement with the Company. In connection with the Company entering into the Merger Agreement with USAi, Mr. Mondre entered into the Mondre Amendment, which would amend Mr. Mondre's employment agreement effective only on and after the Effective Time and which provides, among other things, that (i) Mr. Mondre's employment agreement would no longer provide for an annual grant of options, (ii) Mr. Mondre would no longer be entitled to voluntarily terminate his employment without being in breach of his employment agreement (except upon constructive termination or if Mr. Epstein is no longer chief executive officer), (iii) Mr. Mondre would no longer be entitled to severance benefits if his employment agreement is not renewed at the end of its initial term and (iv), if Mr. Mondre is employed by the Company at or immediately following the Effective Time, he would be granted a non-qualified option to purchase 25,000 shares of USAi common stock on standard terms and conditions for option grants by USAi to its employees.

  WESLEY T. O'BRIEN. Mr. O'Brien's employment agreement extends to December 31, 2001, with automatic renewal of such employment agreement for successive one-year terms unless either party notifies the other in writing of nonrenewal at least 60 days prior to expiration of the initial term or any renewal term. The employment agreement provides for, among other things, an annual salary of $350,000, an annual bonus determined by the Compensation Committee in its sole discretion based upon the operating results of the Company and Mr. O'Brien's performance in an amount not to exceed 75% of Mr. O'Brien's annual salary, and stock options to acquire 350,000 shares of Common Stock at an exercise price of $5.50 per share (the fair market value on the date of grant) vesting 50% six months from the date of grant (October 20, 1998), 17% on each of the first and second anniversaries from the date of grant and 16% on the third anniversary from the date of grant. The vesting of Mr. O'Brien's options accelerate in certain events including a Change in Control. If Mr. O'Brien's employment is terminated by the Company without cause or as a result of constructive termination (as defined) other than in connection with a Change in Control, he will be entitled to the sum of the salary that he would have received during the greater of (i) the one year period following the date of such termination and
(ii) the remainder of the initial term (if such termination occurs during the initial term) and $175,000. If Mr. O'Brien's employment is not renewed by the Company at the end of the initial term or any one-year renewal term other than in connection with a Change in Control, he will be entitled to one year's salary unless the Company waives his covenant-not-to-compete. If Mr. O'Brien's employment is terminated without cause or as a result of constructive termination or nonrenewal by the Company (or its successor) within 180 days after a Change in Control, he will be entitled to a lump sum severance payment equal to 2.99 times an amount equal to the average of the sum of the annual salary and bonus amount paid to him each year during the employment term. Any cash payable to Mr. O'Brien, however, would be reduced to the extent necessary to prevent Mr. O'Brien from being in receipt of an "excess parachute payment."

  RICHARD N. FERRY, JR. Effective April 1, 1999, Mr. Ferry entered into a new employment agreement with the Company replacing his employment agreement that was to expire on June 30, 1999. Mr. Ferry's new employment agreement extends to March 31, 2002, with automatic renewal of such employment agreement for successive one-year terms unless either party notifies the other in writing of nonrenewal at least 60 days prior to expiration of the initial term or any renewal term. The employment agreement provides for, among other things, an annual salary of $300,000, an annual bonus determined by the Compensation Committee in its sole discretion based upon the operating results of the Company and Mr. Ferry's performance, and the annual grant of stock options in a number to be determined by the Compensation Committee, but no fewer than 5% of the aggregate number of shares for which options were granted under the Stock Plans during the year (other than stock options awarded to certain executive officers pursuant to a provision in their respective employment agreements with the Company substantially the same as the stock option grant provision in Mr. Ferry's employment agreement). The vesting of any options granted to Mr. Ferry as described in the previous sentence will accelerate in certain events including a Change in Control. If Mr. Ferry's employment is terminated by the Company without cause or as the result of constructive termination (as defined and to be modified at the Effective Time by an amendment to his employment agreement entered into on January 12, 2000 in connection with the Company entering into the Merger Agreement) other than in connection with a Change in Control, he will be entitled to the sum of the salary that he would have received during the greater of (i) the one-year period following the date of such termination and (ii) the remainder of the initial term (if such termination occurs during the initial term) and $150,000. If Mr. Ferry's employment is not renewed by the Company at the end of the initial term or any one-year renewal term other than in connection with a Change of Control, he will be entitled to one year's salary. If Mr. Ferry's employment is terminated without cause or as a result of constructive termination or nonrenewal by the Company (or its successor) within generally 180 days before or after a Change in Control, he will be entitled to a lump sum severance payment equal to 2.99 times an amount equal to the average of the sum of the annual salary and bonus amount paid to him each year during the employment term. Upon a Change in Control the vesting of all of the options presently held by Mr. Ferry accelerates.

  PAUL M. O'HARA. Effective August 9, 1999, Mr. O'Hara entered into a new employment agreement with the Company replacing his former employment agreement that had expired as of August 8, 1999. Mr. O'Hara's new employment agreement extends to August 8, 2002, with automatic renewal of such employment agreement for successive one-year terms unless either party notifies the other in writing of nonrenewal at least 60 days prior to expiration of the initial term or any renewal term. The employment agreement provides for, among other things, an annual salary of $400,000 and an annual bonus determined by the Compensation Committee in its sole discretion based upon the operating results of the Company and Mr. O'Hara's performance. If Mr. O'Hara's employment is terminated by the Company without cause or as the result of constructive termination (as defined and to be modified at the Effective Time by an amendment to his employment agreement entered into on January 12, 2000 in connection with the Company entering into the Merger Agreement) other than in connection with a Change in Control, he will be entitled to the amount of salary, bonus and benefits, if any, accrued and unpaid through the date of termination and a lump sum payment of $600,000. If Mr. O'Hara's employment is terminated without cause or as a result of constructive termination within 180 days before or one year after a Change in Control or as a result of nonrenewal by the Company (or its successor) within 120 days before or one year after a Change in Control, he will be entitled to a lump sum severance payment equal to 2.99 times an amount equal to the average of the sum of the annual salary and bonus amount paid to him each calendar year during up to the last five years of his employment by the Company preceding the calendar year in which the Change in Control occurred. Upon a Change in Control the vesting of all of the option presently owned by Mr. O'Hara accelerates.

  JAMES R. WEBER. Mr. Weber's employment agreement extends to March 31, 2001, with an automatic renewal of such employment agreement for successive one-year terms unless either party notifies the other in writing of nonrenewal at least 60 days prior to expiration of the initial term or any renewal term. The employment agreement provides for, among other things, a base annual salary of $225,000 through March 31, 1999, $250,000 through March 31, 2000 and $275,000 thereafter, and an annual bonus based on Mr. Weber's performance and consistent with the Company's then current bonus plan. In connection with the employment agreement, (i) the Company granted Mr. Weber stock options to acquire 85,000 shares of Common Stock at an exercise price of $5.09 per share vesting 50% on the date of grant (October 6, 1998) and an additional 25% on each of the first and second anniversaries from the date of grant and (ii) the Company amended Mr. Weber's existing stock options to purchase an aggregate of 115,000 shares of Common Stock at an exercise price of $7.875 per share to provide for a new vesting schedule (with 50% of such options immediately vesting and an additional 25% of such options vesting on each of April 1, 1999 and April 1, 2000) and for accelerating vesting upon a Change in Control, which accelerated vesting on a Change in Control is also provided with respect to the new options covering 85,000 shares described above. If Mr. Weber's employment is terminated by the Company without cause (including, without limitation, upon a Change in Control), he will be entitled to (i) the salary and certain benefits that he would have received during the one-year period following the date of termination of his employment as and when they would have been payable or provided if he had remained an employee for such additional one-year period and (ii) an amount equal to the average of the annual bonus paid to him during the employment term, which amount will be paid in twelve equal consecutive monthly installments thereafter. However, Mr. Weber will not be entitled to the foregoing severance to the extent that he receives or is entitled to receive compensation or benefits for new employment with respect to employment services rendered during such period.

  FRANK MODRAK. Mr. Modrak's employment agreement with the Company, effective October 1, 1999, extends to December 31, 2000. The employment agreement provides for, among other things, a base annual salary of $175,000. The Company may decide, in its sole discretion, to increase (but not decrease) the base annual salary at any time during the employment term. The employment agreement also provides for quarterly bonuses pursuant to a bonus plan based upon new revenue acquired by the Company during each quarter during the employment term. If Mr. Modrak's employment is terminated by the Company without cause or Mr. Modrak resigns his employment with the Company within 90 days of a significant change in the scope of his job responsibilities or within 90 days after a Change in Control, he will be entitled to the salary that he would have received during the one-year period following the date of termination of his employment as and when it would have been payable if he had remained an employee for such additional one-year period. However, Mr. Modrak will not be entitled to the foregoing severance to the extent that he receives or is entitled to receive compensation for new employment with respect to employment services rendered during such period.

  MICHAEL P. MILLER. Mr. Miller's employment agreement, which commenced on April 26, 1999, extends to April 25, 2001, with an automatic extension for an additional one-year period unless, prior to January 25, 2001, either Mr. Miller or the Company notifies the other in writing of nonrenewal. The employment agreement provides for, among other things, a base annual salary of $185,000, an annual bonus, based on Mr. Miller's performance and consistent with the Company's then current bonus plan, of up to 40% of his base annual salary, and reimbursement of up to a maximum amount of $65,000 for expenses incurred by Mr. Miller in connection with the relocation of himself and his family from Pacific Palisades, California to South Florida. If Mr. Miller is not employed by the Company continuously for at least the one-year period commencing April 26, 1999 other than if he is terminated without cause, he shall repay the Company all amounts received for relocation expenses. The employment agreement also provides for stock options to acquire 60,000 shares of Common Stock at an exercise price of $4.38 per share (the fair market value of the Common Stock on the date he commenced employment) vesting 33-1/3% on each of the first, second and third anniversaries from the date of grant (April 26, 1999). If Mr. Miller's employment is terminated by the Company without cause (including, without limitation, upon a Change in Control), he will be entitled to the salary that he would have received from the date of termination through the 180 day period following the date of termination or the expiration of the term of the employment agreement, whichever is less. However, Mr. Miller will not be entitled to the foregoing severance to the extent that he receives or is entitled to receive compensation or benefits from new employment with respect to employment services rendered during such period. Effective November 24, 1999, Mr. Miller's existing stock option agreement was amended to provide for accelerated vesting of his options upon the occurrence of a Change in Control and the Company's (or its successor's) termination of Mr. Miller without cause within the earlier to occur of (i) 180 days after the occurrence of a Change in Control or (ii) the expiration date of the employment term of his employment agreement. Effective as of January 12, 2000, Mr. Miller's employment agreement (as well as the employment agreements of each of Robert Tenzer, Thomas F. Jennings, Jr. and Joseph Gillis, each of which is discussed below) was amended to provide that, if any of the payments or benefits to be received in connection with a Change in Control would result in an "excess parachute payment," payments and/or benefits made pursuant to the employment agreement would be reduced to the extent necessary to prevent receipt of an "excess parachute payment," if such reduction would provide such executive officer with a better after tax result.

  ROBERT TENZER. Mr. Tenzer's employment agreement extends to December 31, 2000, with no renewal options. The employment agreement provides for, among other things, a base annual salary of $125,000 until October 1, 1998, at which time the Company's then President was to review the base annual salary. As a result of such review, the base annual salary was increased to $150,000. In addition, Mr. Tenzer's base annual salary was further increased to $180,000 in October 1999. The employment agreement also provides for an annual bonus based on Mr. Tenzer's performance and consistent with the Company's then current bonus plan. In connection with the employment agreement, (i) the Company granted Mr. Tenzer stock options to acquire 70,000 shares of Common Stock at an exercise price of $4.69 per share vesting 33%, 34% and 33% on each of the first, second and third anniversaries from the date of grant (September 14, 1998) and (ii) the Company amended Mr. Tenzer's existing stock options to purchase an aggregate of 70,000 shares of Common Stock at an exercise price of $7.875 per share to provide for a new vesting schedule (with options for 10,000 shares immediately vesting and options for 60,000 shares vesting in 20% annual increments on each of December 5, 1998, 1999, 2000, 2001 and 2002) and for accelerating vesting upon a Change in Control, which accelerated vesting on a Change in Control is also provided with respect to the new options covering 70,000 shares described above. If Mr. Tenzer's employment is terminated by the Company without cause (including, without limitation, upon a Change in Control) or Mr. Tenzer resigns his employment with the Company within 90 days of a significant change in the scope of his job responsibilities or within 90 days of a Change in Control, he will be entitled to the salary that he would have received during the one-year period following the date of termination of his employment as and when it would have been payable if he had remained an employee for such additional one-year period. However, Mr. Tenzer will not be entitled to the foregoing severance to the extent that he receives or is entitled to receive compensation for new employment with respect to employment services rendered during such period.

  THOMAS F. JENNINGS, JR. Mr. Jennings' employment agreement with the Company, effective November 15, 1999, extends to December 31, 2001, with automatic renewal of such employment agreement for successive one-year terms unless either party notifies the other in writing of nonrenewal at least 90 days prior to expiration of the initial term or any renewal term. The employment agreement provides for, among other things, a base annual salary of $175,000 until April 1, 2000, at which time the Company's then Chief Financial Officer shall review the base annual salary. The Company may decide at this time, in its sole discretion, to increase (but not decrease) the base annual salary or at any time during the employment term. The employment agreement also provides for an annual bonus, the amount of which will be determined by the Company in its sole discretion in a manner consistent with the Company's then current bonus plan. If Mr. Jennings' employment is terminated by the Company without cause (including, without limitation, upon a Change in Control) or Mr. Jennings resigns his employment with the Company within 90 days of either a significant change in the scope of his job responsibilities or the Company requiring him, without his prior written consent, to relocate his office to a location other than northern Miami-Dade County, Broward County or Palm Beach County, Florida, he will be entitled to (i) the salary and general employee benefits that he would have received during the one-year period following the date of termination of his employment as and when it would have been payable if he had remained an employee for such additional one-year period and (ii) an amount equal to the average of the bonuses paid to him during the last two years prior to the date of termination, which amount shall be payable in twelve equal consecutive monthly installments commencing one month from the date of termination. Effective September 1, 1999, Mr. Jennings's existing stock option agreements were amended to provide for accelerated vesting of his options to purchase an aggregate of 75,000 shares of the Company's common stock upon the occurrence of a Change in Control.

  JOSEPH E. GILLIS. Mr. Gillis' employment agreement with the Company, effective November 15, 1999, extends to December 31, 2001, with automatic renewal of such employment agreement for successive one-year terms unless either party notifies the other in writing of nonrenewal at least 90 days prior to expiration of the initial term or any renewal term. The employment agreement provides for, among other things, a base annual salary of $140,000 until April 1, 2000, at which time the Company's then Chief Financial Officer shall review the base annual salary. The Company may decide at this time, in its sole discretion, to increase (but not decrease) the base annual salary or at any time during the employment term. The employment agreement also provides for an annual bonus, the amount of which will be determined by the Company in its sole discretion in a manner consistent with the Company's then current bonus plan. If Mr. Gillis' employment is terminated by the Company without cause (including, without limitation, upon a Change in Control) or Mr. Gillis resigns his employment with the Company within 90 days of either a significant change in the scope of his job responsibilities or the Company requiring him, without his prior written consent, to relocate his office to a location other than northern Miami-Dade County, Broward County or Palm Beach County, Florida, he will be entitled to (i) the salary and general employee benefits that he would have received during the one-year period following the date of termination of his employment as and when it would have been payable if he had remained an employee for such additional one-year period and (ii) an amount equal to the average of the bonuses paid to him during the last two years prior to the date of termination, which amount shall be payable in twelve equal consecutive monthly installments commencing one month from the date of termination. Effective September 1, 1999, Mr. Gillis' existing stock option agreements were amended to provide for accelerated vesting of his options to purchase an aggregate of 65,000 shares of the Company's common stock upon the occurrence of a Change in Control.

  BERNARD J. KOSAR, JR. On January 2, 1997, Mr. Kosar agreed to join the Company as an executive officer. Mr. Kosar initially entered into a one-year employment agreement with the Company providing for a base annual salary of $150,000 and a discretionary bonus. In October 1997, the Company and Mr. Kosar entered into an amendment to such employment agreement which provided, among other things, for automatic renewal of such employment agreement for successive one-year terms unless either party notified the other in writing not to renew at least 60 days prior to expiration of the initial term or any renewal term, an increase in the base annual salary to $275,000, quarterly bonuses in amounts and based upon the Company's actual revenues equaling or exceeding forecasted revenues on a quarterly basis and the percentage by which forecasted revenues were exceeded in any quarter and severance equal to his compensation (salary and bonuses) for one year in the event Mr. Kosar was terminated without cause within 180 days of a Change in Control. In connection with such amendment to his employment agreement, Mr. Kosar was granted options to purchase 165,000 shares at an exercise price of $7.41 per share vesting 50% on the date of grant (October 1, 1997) and 25% on each of the first and second anniversaries from the date of grant. Additionally, Mr. Kosar's then existing options to purchase 310,000 shares were repriced to $7.41 per share (of which options to purchase 250,000 shares were also modified to provide for a more accelerated vesting schedule than when originally granted to him) and the vesting of all his options now accelerates on a Change in Control. Effective October 1, 1998, the Company and Mr. Kosar entered into a new employment agreement that supersedes and replaces in its entirety the above mentioned employment agreement, as amended. The new employment agreement extends to March 31, 2000, and provides, among other things, for an annual salary of $75,000 and commissions, payable to Mr. Kosar at the rate of 1-1/2% of Adjusted Gross Sales (as defined) collected by the Company from a customer as a result of Mr. Kosar's material facilitative efforts in procuring that customer for the Company. Such commissions for each such customer are payable up to a period of one year or the termination of employment other than with cause, whichever is less. In connection with the cancellation of the former employment agreement, as amended, Mr. Kosar received a cancellation payment in the aggregate amount of $400,000. All stock option agreements between the Company and Mr. Kosar remain unchanged. Mr. Kosar also resigned as an executive officer of the Company effective October 1, 1998 and, pursuant to his new employment agreement, is acting as a Senior Advisor to the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company's Compensation Committee was comprised of two non-employee directors during 1999, Christian Mustad and Neil A. Natkow. The Compensation Committee determines executive officers' salaries and bonuses and administers the Company's Stock Plans. In 1999, neither of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

  The Company's articles of incorporation (the "Articles") contain a provision eliminating the personal liability of its directors for monetary damages resulting from breaches of their fiduciary duty to the extent permitted by the Florida Business Corporation Act. This provision in the Articles does not eliminate the duty of care and, in appropriate circumstances, equitable remedies such as an injunction or other forms of non-monetary relief would remain available under Florida law. Each director will continue to be subject to liability for breach of a director's duty of loyalty to the Company or its shareholders, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, or for any transaction from which the director derived an improper personal benefit. This provision also does not affect a director's responsibilities under any other laws, such as the Federal securities laws or state or Federal environmental laws.

  The Articles and bylaws of the Company (the "Bylaws") provide that the Company will indemnify its directors and officers, and may indemnify its employees and other agents, to the fullest extent permitted by law. The Company's Bylaws also permit it to secure insurance on behalf of any person it is required or permitted to indemnify for any liability arising out of his or her actions in such capacity, regardless of whether the Articles and Bylaws would permit indemnification. The Company maintains liability insurance for its directors and officers.

  In addition to the indemnification provided for in the Company's Articles and Bylaws, the Company has entered into agreements to indemnify its directors and its executive officers. These agreements, among other things, indemnify the Company's directors and executive officers for all direct and indirect expenses and costs (including, without limitation, all reasonable attorneys' fees and related disbursements, other out of pocket costs and reasonable compensation for time spent by such persons for which they are not otherwise compensated by the Company or any third person) and liabilities of any type whatsoever (including, but not limited to, judgments, fines and amounts paid in settlement) actually and reasonably incurred by such person in connection with either the investigation, defense, settlement or appeal of any threatened, pending or completed action, suit or other proceeding, including any action by or in the right of the corporation, arising out of such person's services as a director, officer, employee or other agent of the Company, any subsidiary of the Company or any other company or enterprise to which the person provides services at the request of the Company. The Company believes that these provisions and agreements are necessary to attract and retain talented and experienced directors and officers.

  At present, there are two pending lawsuits against the Company involving certain of its directors and officers where indemnification may be required or permitted. See "Item 3. Legal Proceedings" for a discussion of HENRY E. FREEMAN AND FREEMAN INDUSTRIAL ENTERPRISES CORPORATION v. PRECISION RESPONSE CORPORATION, MARK J. GORDON AND DAVID L. EPSTEIN (Case No. 3:98-CV-1895-AVC (D. Conn.)) and JOSEPH P. RIANO v. PRECISION RESPONSE CORPORATION; PRCNETCARE.COM, INC.; MARK J. GORDON; AND DAVID L. EPSTEIN (Case No. 99-25774 CA 10).

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 15, 2000 by (i) each shareholder of the Company who beneficially owns more than 5% of the Company's Common Stock; (ii) each director of the Company; (iii) each Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares. The address of each person who beneficially owns more than 5% of Common Stock is the Company's principal executive office.

                                                                     SHARES BENEFICIALLY OWNED
                                                              -----------------------------------------
                         NAME                                        NUMBER              PERCENT (1)
--------------------------------------------------------      ---------------------    ----------------

Mark J. Gordon (2)                                                6,365,313 (3)              29.1%
David L. Epstein (2)                                              4,653,017 (4)              21.3
Richard D. Mondre                                                 4,413,283 (5)              20.2
Stacy Lynn Gordon PRC Trust                                       1,435,000 (6)               6.6
Jason Howard Gordon PRC Trust                                     1,435,000 (7)               6.6
Bernard J. Kosar, Jr.                                               900,300 (8)               4.0
Paul M. O'Hara (2)                                                  557,166 (9)               2.5
Richard N. Ferry, Jr. (2)                                           552,546 (10)              2.5
Wesley T. O'Brien                                                   234,500 (11)              1.1
Christian Mustad                                                    156,899 (12)               *
Neil A. Natkow                                                       43,533 (13)               *
Richard N. Krinzman                                                  12,999 (14)               *
All directors and executive officers as a group
(16 persons)                                                     14,561,323 (15)             61.4%



----------
*Less than 1%.

(1) Percentage of beneficial ownership is based on 21,852,231 shares of Common Stock outstanding as of February 15, 2000, except that, in the case of Messrs. Kosar, O'Hara, Ferry, O'Brien, Mustad, Natkow and Krinzman and all directors and executive officers as a group, the number of options held by Messrs. Kosar, O'Hara, Ferry, O'Brien, Mustad, Natkow and Krinzman and all directors and executive officers as a group which are exercisable within 60 days of February 15, 2000 are also included in such calculations, as applicable.

(2) Mr. Gordon and Mr. Epstein each has certain rights to acquire shares owned by each of Mr. O'Hara and Mr. Ferry pursuant to stock purchase and pledge agreements. For a more detailed description of these rights, see "Shareholder Agreements."

(3) Includes 50,000 shares owned directly by Mr. Gordon and 4,959,500 shares held by a Texas limited partnership in which Mr. Gordon is a 80.3562156% limited partner, two grantor retained annuity trusts are limited partners having an aggregate 17.28089% interest, a trust for the benefit of Mr. Gordon's grandchildren is a limited partner having a 0.3628944% interest, Mr. Gordon's wife is a 1% limited partner and a Texas corporation, which is wholly owned by Mr. Gordon, is a 1% general partner. The grantor retained annuity trusts each provides an annuity to Mr. Gordon for five years, and thereafter Mr. Gordon's wife and his lineal descendants have a principal and/or income interest in the remainder. Also includes (i) 607,500 shares held by a Texas limited partnership in which Mr. Gordon is a 98% limited partner, Mr. Gordon's wife is a 1% limited partner and a Texas corporation, which is wholly owned by Mr. Gordon, is a 1% general partner; (ii) 100,030 shares by the Gail and Mark Gordon Foundation, an Internal Revenue Code
     Section 501 (c)(3) exempt corporation as to which Mr. Gordon and his spouse are the sole directors; and (iii) 648,283 shares beneficially owned by the David Epstein 1995 Grantor Trust (held as described below) as to which Mr. Gordon shares the voting and dispositive duties with respect to the shares as co-trustee under this trust, which was created by Mr. Epstein for the benefit of his children. The shares beneficially owned by the David Epstein 1995 Grantor Trust are held of record by two Texas limited partnerships in which each trust is a 98% limited partner, Mr. Epstein's wife is a 1% limited partner and a Texas corporation, which is wholly owned by the trust, is the 1% general partner. Messrs. Gordon and Mondre share the voting and dispositive duties with respect to these shares as co-trustees under the trust, which was created by Mr. Epstein for the benefit of his children, and as the directors of the Texas corporation which is the general partner of each Texas limited partnership.

(4) Includes 1,180,917 shares held by a Texas limited partnership in which Mr. Epstein is a 78.65071% limited partner, a grantor retained annuity trust is a 4.83439% limited partner, a trust for the benefit of Mr. Epstein's children is a 14.5149% limited partner, Mr. Epstein's wife is a 1% limited partner and a Texas corporation, which is wholly owned by Mr. Epstein, is the 1% general partner. The grantor retained annuity trust provides an annuity to Mr. Epstein for five years, and his wife, his parents and their lineal descendants and others have principal and/or income interests in the remainder. Also includes (i) 537,500 shares held by a Texas limited partnership in which Mr. Epstein is a 98% limited partner, Mr. Epstein's wife is a 1% limited partner and a Texas corporation, which is wholly owned by Mr. Epstein, is the 1% general partner; (ii) 1,435,000 shares beneficially owned by the Jason Howard Gordon PRC Trust (held as described in footnote (7) below) and 1,435,000 shares beneficially owned by the Stacy Lynn Gordon PRC Trust (held as described in footnote (6) below), as to which Mr. Epstein shares the voting and dispositive duties as co-trustee under these trusts which were created by Mr. Gordon for the benefit of his children; and (iii) 64,600 shares owned by an Ohio corporation owned 50% by Messrs. Epstein and Kosar.

(5) Includes 845,000 shares in the aggregate held by two Texas limited partnerships in each of which Mr. Mondre is a 98% limited partner, Mr. Mondre's wife is a 1% limited partner and a Texas corporation, which is wholly owned by Mr. Mondre, is the 1% general partner. Also includes (i) 1,435,000, 1,435,000 and 648,283 shares as to which Mr. Mondre shares the voting and dispositive duties as co-trustee under the Jason Howard Gordon PRC Trust, the Stacy Lynn Gordon PRC Trust and the David Epstein 1995 Grantor Trust, respectively (see footnotes (3) and (4) above and (6) and (7) below); and (ii) 50,000 shares held by a Texas limited partnership in which a Texas corporation, which is wholly owned by Mr. Mondre, is the 1% general partner and Mr. Mondre's son is a 99% limited partner. See "Shareholder Agreements" for a description regarding from whom Mr. Mondre acquired, and to whom are pledged, 895,000 shares beneficially and pecuniarily owned by Mr. Mondre and his family.

(6) All of these shares are held by two Texas limited partnerships in each of which the trust is a 98% limited partner, Stacy Lynn Gordon is a 1% limited partner and a Texas limited liability company is the 1% general partner. The general partner is owned by the trust as a 99% member and by a Texas corporation, which is wholly owned by the trust, as a 1% managing member. Messrs. Epstein and Mondre share the voting and dispositive duties with respect to these shares as co-trustees under this trust, which was created by Mr. Gordon for the benefit of his daughter, Stacy Lynn Gordon, and as directors of the Texas corporation.

(7) All of these shares are held by two Texas limited partnerships in each of which the trust is a 98% limited partner, Jason Howard Gordon is a 1% limited partner and a Texas limited liability company is the 1% general partner. The general partner is owned by the trust as a 99% member and by a Texas corporation, which is wholly owned by the trust, as a 1% managing member. Messrs. Epstein and Mondre share the voting and dispositive duties with respect to these shares as co-trustees under this trust, which was created by Mr. Gordon for the benefit of his son, Jason Howard Gordon, and as directors of the Texas corporation.

(8) Includes (i) 64,600 shares of Common Stock owned by an Ohio corporation owned 50% by Messrs. Kosar and Epstein; and (ii) 651,600 shares of Common Stock issuable upon the exercise of options within 60 days of February 15, 2000.

(9) Includes (i) 200,000 shares of Common Stock owned by a grantor trust in which Mr. O'Hara's daughter is trustee and Mr. O'Hara and his spouse are the beneficiaries; and (ii) 357,166 shares of Common Stock issuable upon the exercise of options within 60 days of February 15, 2000.

(10) Includes 352,546 shares of Common Stock issuable upon the exercise of options within 60 days of February 15, 2000.

(11) Includes 216,319 shares of Common Stock issuable upon the exercise of options within 60 days of February 15, 2000.

(12) Includes 4,999 shares of Common Stock issuable upon the exercise of options within 60 days of February 15, 2000.

(13) Includes (i) 400 shares of Common Stock held in trust for one of Dr. Natkow's sons; and (ii) 3,333 shares of Common Stock issuable upon the exercise of options within 60 days of February 15, 2000.

(14) Includes (i) 1,000 shares held on behalf of Mr. Krinzman's mother; (ii) 1,000 shares held on behalf of Mr. Krinzman's mother-in-law; and (iii) 4,999 shares of Common Stock issuable upon the exercise of options within 60 days of February 15, 2000.

(15) See other footnotes above. Does not include options held by officers and directors which are not exercisable within 60 days of February 15, 2000.

SHAREHOLDER AGREEMENTS

  Mr. Mondre acquired 595,000 of the shares of Common Stock beneficially and pecuniarily owned by Mr. Mondre and his family 75% from Mr. Gordon and 25% from Mr. Epstein in February 1996 (the "1996 Acquisition") and 300,000 of his shares of Common Stock from an affiliate of Mr. Gordon in October 1998. The purchase prices for such shares are evidenced by long-term promissory notes guaranteed by Mr. Mondre's spouse and are secured by a pledge of the shares sold and, in the case of the shares purchased in the 1996 Acquisition, other securities owned by Mr. Mondre's spouse pursuant to separate pledge agreements.

  Each of Mr. O'Hara and Mr. Ferry acquired his shares of Common Stock 62.5% from an affiliate of Mr. Gordon and 37.5% from an affiliate of Mr. Epstein in September 1998. The purchase prices for such shares are evidenced by long-term promissory notes guaranteed by the spouses of each of Mr. O'Hara and Mr. Ferry and are secured by a pledge of the shares sold pursuant to stock purchase and pledge agreements. In connection with these purchases, each of Mr. O'Hara and Mr. Ferry agreed to significant restrictions on their respective rights to sell, alienate or otherwise dispose of the shares of Common Stock acquired by them from the affiliates of Mr. Gordon and Mr. Epstein, respectively, as well as to rights on the part of such affiliates to purchase those shares under certain circumstances. Generally, each of Mr. O'Hara and Mr. Ferry may not sell, alienate or otherwise dispose of their shares of Common Stock prior to September 2, 2001, without the consent of the affiliates of Mr. Gordon and Mr. Epstein, subject to certain exceptions including a Change in Control, termination of employment by the Company other than for cause, a sale of the Company and death. Such shares owned by Mr. O'Hara and Mr. Ferry are subject to repurchase rights of the affiliates of Mr. Gordon and Mr. Epstein, respectively, at the acquisition price if the respective individual's employment with the Company terminates prior to September 2, 2001, as a result of termination by the Company of his employment for cause or his resignation from employment with the Company other than after a Change in Control. All of the repurchase rights terminate upon the occurrence of a Change in Control, termination by the Company of the respective individual's employment other than for cause or a sale of the Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During 1999 the Company leased two facilities, currently used for warehouse space, located at 4250 N.W. 135th Street, Miami, and 13180 N.W. 43rd Avenue, Miami, from a corporation of which Mark J. Gordon, the Chairman of the Board of the Company, is the sole shareholder. Prior to May 1, 1996, these two facilities were leased to the Company on a month-to-month basis. In May 1996, the Company entered into written leases for such facilities. The leases commenced on May 1, 1996 for a term of five years, with a five-year renewal option. During 1999 the aggregate monthly rent for these two properties was approximately $24,000. Total rent expense for these facilities was approximately $284,000 in 1999. The Company believes that the rents payable under these leases are no less favorable to it than could be obtained from unaffiliated parties.

  The Company subleases its facility at 11975 S.W. 140th Terrace, Miami, from a partnership jointly owned by Mr. Gordon and David L. Epstein, the Chief Executive Officer of the Company. The term of this sublease expires in January 2004 and the current monthly rental obligation is approximately $16,600. In addition, the Company is obligated to remit an annual payment for applicable property taxes. The property is subleased to the Company on the same terms as the primary lease with an unaffiliated party. The affiliated partnership holds an option to purchase the property. The Company also subleases a parking facility adjacent to the 11975 S.W. 140th Terrace facility from the same affiliated partnership. This sublease expires in January 2002 and the monthly rental obligation is approximately $2,500 plus one-twelfth of the applicable real estate taxes. This property is also subleased to the Company on the same terms as the primary lease. The Company was originally the lessee under both primary leases, but assigned its interest to the partnership in May 1996 for nominal consideration. Effective June 1996, the Company entered into a net lease with the aforementioned partnership for an additional parking area. The term of the lease expires five years from June 1996 and the monthly rental obligation is approximately $2,800 plus one-twelfth of the applicable real estate taxes. The aggregate rental expenses with respect to the aforementioned subleases and the lease of the additional parking area were approximately $250,000 in 1999, not including applicable property and real estate taxes. The Company believes that the rents paid and that are payable under these subleases and the net lease are no less favorable than could be obtained from unaffiliated parties.

  The Company funds a portion of the life insurance premiums payable with respect to up to three split-dollar life insurance policies owned by the Mark Gordon Family Trust. The amounts paid by the Company are reimbursable to the Company without interest upon the death of Mr. Gordon, the surrender of the policies or the termination of the arrangement. This obligation is secured by the benefits payable under the insurance policies. The aggregate amount outstanding for these premiums as of December 31, 1999 was approximately $167,000.

  The Company also funds a portion of the life insurance premiums payable with respect to three split-dollar life insurance policies owned by three separate trusts for the benefit of Mr. Epstein's family. The amounts paid by the Company are reimbursable to the Company without interest upon, under one policy, the death of Mr. Epstein, and under the other two policies, the death of the last to die of Mr. Epstein and his spouse, the surrender of the policies or the termination of the arrangement; provided, however, that, in the event that prior to such time Mr. Epstein's employment with the Company is terminated in certain circumstances (including, without limitation, as a result of his disability, without cause or constructive termination), the amounts paid by the Company will not be reimbursed. This obligation is secured by the benefits payable under the insurance policies. The aggregate amount outstanding for these premiums as of December 31, 1999 was approximately $34,000.

  Richard D. Mondre, the Company's Executive Vice President, General Counsel and Secretary and a director, was a partner of Rubin Baum until immediately prior to joining the Company in March 1996 and remains "Of Counsel" to BSDPA, the successor firm to Rubin Baum. Prior to February 1, 1998, Rubin Baum had acted as the Company's regular outside legal counsel and since then BSDPA has acted as the Company's regular outside counsel. The total fees and costs paid by the Company to BSDPA and Rubin Baum in 1999 were approximately $558,000 and $44,000, respectively. The Company believes that the fees paid to Rubin Baum and BSDPA are no less favorable than could be obtained from other comparable law firms in the area.

   During 1999, the Company paid approximately $385,000 in fees to charter an aircraft in connection with business travel for the Company's personnel. The aircraft is owned by an entity of which Mr. Gordon is the sole shareholder. The Company believes that the fees paid to Mr. Gordon's affiliate were no less favorable to it than would have been obtained from unaffiliated parties.

  Richard N. Krinzman, a director of the Company, is a shareholder and director of the law firm of Holtzman, Krinzman, Equels & Furia, P.A., located in Miami, Florida. In July 1998, such law firm was engaged by the Company to represent it in connection with governmental relations matters. Pursuant to such engagement, such law firm received a retainer of $25,000 and is payable $2,500 per month. Such law firm received legal fees from the Company in the amount of $30,000 in 1999. The engagement is terminable at any time by either party. The Company believes that this engagement and the fees payable to such law firm in connection therewith are no less favorable than could be obtained from other comparable law firms in the area.

  In November 1999, the Company entered into a put/call agreement with Presidential Suites, Ltd., a Florida limited partnership directly and indirectly owned by Mr. Gordon ("Presidential"). Pursuant to such agreement, the Company was granted the right to cause Presidential to assign (and, in connection with such assignment, the Company would assume Presidential's obligations accruing after such assignment with respect to), and Presidential was granted the right to cause the Company to assume Presidential's obligations accruing after such assumption with respect to (and, in connection with such assumption, Presidential would assign), Presidential's interest in a certain lease agreement for leased space consisting of approximately 3,388 rentable square feet ("Presidential Premises") and adjacent to the Company's new leased premises located in Plantation, Florida, which will be the site of the Company's new principal corporate offices (see "Item 2. Properties"). In the event of the exercise of the Company or Presidential of this put/call right, the Company would also purchase, and Presidential would convey, Presidential's furniture, fixtures and equipment kept on the Presidential Premises ("FF&E"). In connection with the assignment and assumption of the aforesaid lease for the Presidential Premises and the conveyance of the FF&E, the Company would, among other things,
(i) pay to Presidential the unamortized portion (which is amortizable over the initial term of the lease for the Presidential Premises) of the sum of (a) the cost of the tenant improvements constructed on the Presidential Premises in excess of the landlord's contribution in cash (and not in the form of a rent credit) and (b) the cost of the FF&E, and (ii) provide a substitute letter of credit to replace the then outstanding amount of Presidential's letter of credit delivered to the landlord (the initial amount of Presidential's letter of credit was $67,760). The base rental payable by Presidential under the lease for the Presidential Premises is $49,126 per annum (increasing by 3% per annum during the term) and the initial term of such lease is ten years.

                                    PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this report:

       1.     Financial Statements

                  See Index to Consolidated Financial Statements located in Item 8 of this report.

       2.     Financial Statement Schedule                                PAGE

                  Schedule II - Valuation and Qualifying Accounts.........S-1

       3.     Exhibits

EXHIBIT NUMBER                                              DESCRIPTION OF EXHIBIT
---------------     ------------------------------------------------------------------------------------------------------

    3.1             Articles of Incorporation of Precision Response Corporation (Exhibit 3.1 to Form S-1)*

    3.2             Amended and Restated Bylaws of Precision Response Corporation (filed herewith)

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

   10.3             Precision Response Corporation Amended and Restated 1996 Incentive Stock Plan (as amended through
                    June 21, 1999) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1999, File No. 0-20941)+

   10.4             Precision Response Corporation 1996 Non-employee Director Stock Option Plan (Exhibit 10.2 to Form
                    S-1) *+

   10.5             Precision Response Corporation Amended and Restated 1996 Non-employee Director Stock Option Plan
                    (incorporated by reference to Exhibit "A" to the Company's Proxy Statement dated April 30, 1999,
                    File No. 0-20941)+

   10.6             Precision Response Corporation Profit Sharing Plan (Exhibit 10.3 to Form S-1) *+

   10.7             Employment Agreement with Mark Gordon (Exhibit 10.4 to Form S-1*), as amended by letter agreement dated January 12, 2000 between the Company and Mark J. Gordon (filed herewith) +



EXHIBIT NUMBER                                              DESCRIPTION OF EXHIBIT
---------------     ------------------------------------------------------------------------------------------------------


   10.8             Employment Agreement with David Epstein (Exhibit 10.5 to Form S-1*), as amended by Amendment to
                    Employment Agreement dated as of April 1, 1999 between the Company and David L. Epstein
                    (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 1999, File No. 0-20941), as further amended by Second Amendment to
                    Employment Agreement dated as of September 1, 1999 between the Company and David L. Epstein (filed herewith) and as further amended by Third Amendment to Employment Agreement dated as of January 12,
                    2000 between the Company and David L. Epstein (filed herewith) +

   10.9             Stock Purchase and Shareholder Agreement, dated February 16, 1996, between Richard Mondre and Mark
                    Gordon, as amended effective as of February 16, 1996 (Exhibit 10.8 to Form S-1) *

   10.10            Stock Purchase and Shareholder Agreement, dated February 16, 1996, between Richard Mondre and David
                    Epstein, as amended effective as of February 16, 1996 (Exhibit 10.9 to Form S-1) *

   10.11            Agreement, dated February 16, 1996, among Richard Mondre, Mark Gordon and David Epstein (Exhibit
                    10.10 to Form S-1) *

   10.12            Stockholder Agreement, dated May 10, 1996, between Mark Gordon and David Epstein (Exhibits 10.14 to
                    Form S-1*), as terminated by letter dated January 12, 2000 from David L. Epstein to and accepted by
                    Mark J. Gordon (filed herewith)

   10.13            S Corporation Tax Allocation and Indemnification Agreement (Exhibit 10.15 to Form S-1) *

   10.14            Form of Indemnification Agreement (Exhibit 10.17 to Form S-1) *

   10.15            Net Lease, dated May 1, 1996, between MJG Properties, Inc. and Precision Response Corporation (13180
                    N.W. 43rd Avenue lease) (Exhibit 10.18 to Form S-1) *

   10.16            Net Lease, dated May 1, 1996, between MJG Properties, Inc. and Precision Response Corporation (4250
                    N.W. 135th Street lease) (Exhibit 10.19 to Form S-1) *

   10.17            Lease Agreement and Option to Purchase Real Property, dated January 23, 1996, between Burger King
                    Corporation and Precision Response Corporation (without schedules) (Exhibit 10.21 to Form S-1) *

   10.18            Assignment of Lease, dated as of April 18, 1996, between Precision Response Corporation and Deerwood
                    Realty Partners, Ltd (Exhibit 10. 22 to Form S-1) *

   10.19            Sublease, dated May 1, 1996, between Precision Response Corporation and Deerwood Realty Partners,
                    Ltd. (Exhibit 10.23 to Form S-1) *

   10.20            Lease, dated January 25, 1996, between Donald V. Mariutto and Eugene L. Mariutto, and Precision
                    Response Corporation (Exhibit 10.24 to Form S-1) *

   10.21            Assignment of Lease, dated April 30, 1996, between Precision Response Corporation and Deerwood
                    Realty Partners, Ltd. (Exhibit 10.25 to Form S-1) *

EXHIBIT NUMBER                                              DESCRIPTION OF EXHIBIT
---------------     ------------------------------------------------------------------------------------------------------

   10.22            Sublease, dated May 1, 1996, between Precision Response Corporation and Deerwood Realty Partners,
                    Ltd. (Exhibit 10.26 to Form S-1) *

   10.23            Net Lease, dated May 1, 1996, between Deerwood Realty Partners, Ltd. and Precision Response
                    Corporation (Exhibit 10.30 to Form S-1) *

   10.24            Registration Rights Agreement, dated May 15, 1996, between Precision Response Corporation and Mark
                    Gordon (Exhibit 10.27 to Form S-1) *

   10.25            Registration Rights Agreement, dated May 15, 1996, between Precision Response Corporation and David
                    Epstein (Exhibit 10.28 to Form S-1) *

   10.26            Credit Agreement (with exhibits but without schedules) dated as of March 2, 1998 among the Company, as the Borrower, NationsBank, N.A. and the other lenders that become signatories thereto, as the
                    Banks, and NationsBank, N.A., as the Agent (incorporated by reference to Exhibit 10.38 to the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-20941)

   10.27            First Amendment to Credit Agreement effective as of June 30, 1998 between the Company and
                    NationsBank, N.A. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1998, File No. 0-20941)

   10.28            Second Amendment to Revolving Credit Agreement effective as of September 30, 1998 between the
                    Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-20941)

   10.29            Confirmation letter dated December 1, 1998 from NationsBank, N.A. to the Company regarding definition of "fixed charge coverage ratio " (incorporated by reference to Exhibit 10.37 to the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-20941)

   10.30            Third Amendment to Revolving Credit Agreement effective as of June 30, 1999 between the Company and
                    Bank of America, N.A., d/b/a NationsBank, N.A., successor to NationsBank, N.A. ("NationsBank")
                    (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 1999, File No. 0-20941)

   10.31            Fourth Amendment to Revolving Credit Agreement effective as of December 31, 1999 between the Company and NationsBank (filed herewith)

   10.32            Consolidated Renewal Promissory Note dated as of May 29, 1998 from the Company payable to the order of NationsBank, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1998, File No. 0-20941)

   10.33            First Amendment to Consolidated Renewal Promissory Note effective as of June 30, 1999 between the
                    Company and NationsBank (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-20941)

EXHIBIT NUMBER                                              DESCRIPTION OF EXHIBIT
---------------     ------------------------------------------------------------------------------------------------------

   10.34            Revolving Promissory Note effective as of December 31, 1999 between the Company and NationsBank
                    (filed herewith)

   10.35            Mortgage Loan Agreement dated as of May 29, 1998 between the Company and NationsBank, N.A.
                    (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 1998, File No. 0-20941)

   10.36            First Amendment to Mortgage Loan Agreement effective as of June 30, 1998 between the Company and
                    NationsBank, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1998, File No. 0-20941)

   10.37            Second Amendment to Mortgage Loan Agreement effective as of September 30, 1998 between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-20941)

   10.38            Third Amendment to Mortgage Loan Agreement effective as of June 30, 1999 between the Company and
                    NationsBank (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1999, File No. 0-20941)

   10.39            Fourth Amendment to Mortgage Loan Agreement effective as of December 31, 1999 between the Company and NationsBank (filed herewith)

   10.40            Employment Agreement dated as of August 4, 1998 between the Company and Robert Tenzer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1998, File No. 0-20941), as amended by First Amendment to Employment Agreement dated as of January 13, 2000 between the Company and Robert Tenzer (filed herewith)+

   10.41            Employment Agreement dated as of October 6, 1998 between the Company and James R. Weber
                    (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1998, File No. 0-20941)+

   10.42            Employment Agreement effective as of October 20, 1998 between the Company and Wesley T. O'Brien
                    (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-20941)+

   10.43            Letter agreement effective as of October 1, 1998 from the Company to and accepted by Bernard J.
                    Kosar, Jr. (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1998, File No. 0-20941)+

   10.44            Employment Agreement dated as of April 1, 1999 between the Company and Richard D. Mondre together with Registration Rights Agreement dated as of April 1, 1999 between the Company and Richard D.
                    Mondre annexed as Exhibit "A" thereto (incorporated by reference to Exhibit 10.2 to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-20941), as amended by
                    First Amendment to Employment Agreement dated as of January 12, 2000 between the Company and Richard
                    D. Mondre (filed herewith)+



EXHIBIT NUMBER                                              DESCRIPTION OF EXHIBIT
---------------     ------------------------------------------------------------------------------------------------------

   10.45            Employment Agreement dated as of April 1, 1999 between the Company and Richard N. Ferry, Jr.
                    (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 1999, File No. 0-20941), as amended by First Amendment to Employment
                    Agreement dated as of January 12, 2000 between the Company and Richard N. Ferry, Jr. (filed herewith)+

   10.46            Employment Agreement dated as of April 14, 1999 between the Company and Michael P. Miller
                    (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 1999, File No. 0-20941), as amended by First Amendment to Employment
                    Agreement dated as of January 13, 2000 between the Company and Michael P. Miller (filed herewith)+

   10.47            Securities Purchase Agreement dated as of June 15, 1999 between the Company and Global Reservation
                    Systems, Inc. ("GRS") (without exhibits or schedules) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-20941)

   10.48            Common Stock Purchase Warrant dated June 15, 1999 from GRS in favor of the Company (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                    30, 1999, File No. 0-20941)

   10.49            Shareholders' Rights Agreement dated as of June 15, 1999 among the Company, GRS and certain shareholders of GRS (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1999, File No. 0-20941)

   10.50            Registration Rights Agreement dated as of June 15, 1999 between the Company and GRS (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                    30, 1999, File No. 0-20941)

   10.51            Lease Agreement effective as of July 20, 1999 between Crossroads Business Park Associates, as landlord, and the Company, as tenant, as amended by Lease Amendment No. 1 dated and effective as of
                    October 29, 1999 between Crossroads Business Park Associates, as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
                    the quarter ended September 30, 1999, File No. 0-20941)

   10.52            Put/Call Agreement dated November 17, 1999 between the Company and Presidential Suites, Ltd. (filed herewith)

   10.53            Employment Agreement effective as of August 9, 1999 between the Company and Paul M. O'Hara
                    (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1999, File No. 0-20941), as amended by First Amendment to Employment
                    Agreement dated as of January 12, 2000 between the Company and Paul M. O'Hara (filed herewith)+

   10.54            Tri-Party Split Dollar Agreement and Collateral Assignment effective as of September 1, 1999 between the David Epstein 1995 Grantor Trust u/a/d December 28, 1995 and the Epstein 1997 Family Trust u/a/d
                    June 19, 1997 and the Company (filed herewith)+



EXHIBIT NUMBER                                              DESCRIPTION OF EXHIBIT
---------------     ------------------------------------------------------------------------------------------------------

   10.55            Amended and Restated Split Dollar Agreement and Collateral Assignment effective as of September 1,
                    1999 between the David Epstein 1995 Irrevocable Life Insurance Trust u/a/d August 2, 1995 and the
                    Company (filed herewith)+

   10.56            Amended and Restated Split Dollar Agreement and Collateral Assignment effective as of September 1,
                    1999 between the Epstein 1995 Family Trust u/a/d August 2, 1995 and the Company (filed herewith)+

   10.57            Split Dollar Agreement and Collateral Assignment effective April 1998 between the Mark Gordon Family
                    Trust u/a/d March 1, 1990 and the Company (filed herewith)+

   10.58            Employment Agreement dated as of November 15, 1999 between the Company and Joseph E. Gillis, as amended by First Amendment to Employment Agreement dated as of January 13, 2000 between the Company and Joseph E. Gillis (filed herewith)+

   10.59            Employment Agreement dated as of November 15, 1999 between the Company and Thomas F. Jennings, Jr., as amended by First Amendment to Employment Agreement dated as of January 13, 2000 between the
                    Company and Thomas F. Jennings, Jr. (filed herewith)+

   10.60            Employment Agreement executed as of October 1, 1999 between the Company and Frank Modrak (filed herewith)+

   10.61            Agreement and Plan of Merger, dated as of January 12, 2000, among the Company, USA Networks, Inc.
                    and P Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on
                    Form 8-K filed on January 13, 2000, File No. 0-20941)

   10.62            Stockholders Agreement, dated as of January 12, 2000, by and among USA Networks, Inc. and each of the stockholders listed on Schedule I thereto (incorporated by reference to Exhibit 2.2 to the
                    Company's Current Report on Form 8-K filed on January 13, 2000, File No. 0-20941)

   23.1             Consent of PricewaterhouseCoopers LLP (filed herewith)

   27.1             Financial Data Schedule (filed herewith)


----------

* Previously filed and incorporated by reference to exhibit in the Company's Registration Statement on Form S-1, as amended (File No. 333-03209), initially filed on May 6, 1996 ("Form S-1"), as set forth after such agreement or document.

+  Indicates a management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999. However, the Company has filed (i) a Current Report on Form 8-K dated January 13, 2000, reporting in Item 5 thereof, among other things, the entering into the Merger Agreement with USAi on January 12, 2000 and in Item 7 thereof the filing of a copy of the Merger Agreement, Stockholders Agreement dated as of January 12, 2000 among USAi and each of the stockholders listed on Schedule I thereto and a press release of the Company and USAi dated January 12, 2000, and (ii) a Current Report on Form 8-K dated January 27, 2000, reporting in Item 5 thereof the Company's issuance on January 26, 2000 of a press release announcing its revenues and earnings for the fourth quarter and year ended December 31, 1999 and in Item 7 thereof the filing of a copy of such press release of the Company dated January 26, 2000.

                                   SIGNATURES


         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PRECISION RESPONSE CORPORATION
                                             (Registrant)

                                     By: /s/ PAUL M. O'HARA
                                         -----------------------------------
                                         Paul M. O'Hara
                                         Executive Vice President - Finance
                                         and Chief Financial Officer
                                         (Principal Financial Officer)

Dated:  February 18, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                                       DATE

/s/ MARK J. GORDON                                   Chairman of the Board                     February 18, 2000
-------------------------------------------
Mark J. Gordon

/s/ DAVID L. EPSTEIN                                 Chief Executive Officer and               February 18, 2000
-------------------------------------------          Director
David L. Epstein                                     (Principal Executive Officer)

/S/ RICHARD D. MONDRE                                Executive Vice President,                 February 18, 2000
-------------------------------------------          General Counsel, Secretary
Richard D. Mondre                                    and Director

/s/ PAUL M. O'HARA                                   Executive Vice President - Finance        February 18, 2000
-------------------------------------------          and Chief Financial Officer
Paul M. O'Hara

/s/ THOMAS F. JENNINGS, JR.                          Vice President and Controller             February 18, 2000
-------------------------------------------          (Principal Accounting Officer)
Thomas F. Jennings, Jr.

                                                     Director                                             , 2000
-------------------------------------------
Bernard J. Kosar, Jr.

/s/ RICHARD N. KRINZMAN                              Director                                  February 18, 2000
-------------------------------------------
Richard N. Krinzman

/s/ CHRISTIAN MUSTAD                                 Director                                  February 18, 2000
-------------------------------------------
Christian Mustad

/s/ NEIL A. NATKOW                                   Director                                  February 18, 2000
-------------------------------------------
Neil A. Natkow



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Precision Response Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 34 and Item 14(a)(1) on page 53 present fairly, in all material respects, the financial position of Precision Response Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 53 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP


Miami, Florida
January 26, 2000

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         DECEMBER 31,
                                                                               ---------------------------------
                                                                                   1999               1998
                                                                               --------------    ---------------
ASSETS
Current assets:
    Cash and cash equivalents ....................................................   $   2,067    $   1,656
    Accounts receivable, net of allowances of $2,411 and $8,225, in 1999 and 1998,
        respectively .............................................................      46,173       42,771
    Income taxes receivable ......................................................         199          215
    Deferred income taxes ........................................................       3,823        6,906
    Prepaid expenses and other current assets ....................................       2,714        4,186
                                                                                     ---------    ---------
            Total current assets .................................................      54,976       55,734
Property and equipment, net ......................................................      88,109       71,414
Deferred income taxes ............................................................       3,713        5,516
Other assets .....................................................................       2,565          782
                                                                                     ---------    ---------
            Total assets .........................................................   $ 149,363    $ 133,446
                                                                                     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations ..................................   $   1,691    $   2,510
    Accounts payable .............................................................      18,472       16,571
    Restructuring accrual ........................................................       1,280        3,244
    Accrued compensation expenses ................................................       4,632        3,108
    Other accrued expenses .......................................................       7,236        7,174
    Customer deposits ............................................................         377        1,108
                                                                                     ---------    ---------
            Total current liabilities ............................................      33,688       33,715
Long-term obligations, less current maturities ...................................      23,425       16,916
Restructuring accrual ............................................................       1,967        3,456
                                                                                     ---------    ---------
            Total liabilities ....................................................      59,080       54,087
                                                                                     ---------    ---------

Commitments and contingencies (see Notes 7 and 15) ...............................        --           --

Shareholders' equity:
    Common stock, $0.01 par value; 100,000,000 shares authorized;
        21,794,400 and 21,549,000 issued and outstanding, respectively ...........         218          215
    Additional paid-in capital ...................................................     100,218       97,179
    Accumulated deficit ..........................................................      (9,744)     (18,035)
    Unearned compensation ........................................................        (409)        --
                                                                                     ---------    ---------
            Total shareholders' equity ...........................................      90,283       79,359
                                                                                     ---------    ---------
            Total liabilities and shareholders' equity ...........................   $ 149,363    $ 133,446
                                                                                     =========    =========






   The accompanying notes are an integral part of these financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1999        1998        1997
                                                         -------      -------      -------

Revenues ............................................   $ 215,920    $ 175,173    $ 143,584
                                                        ---------    ---------    ---------
Operating expenses:
    Cost of services ................................     177,668      153,638      128,177
    Selling, general and administrative expenses ....      23,249       23,290       25,874
    Restructuring and asset impairment charges ......        --         13,583       11,591
                                                        ---------    ---------    ---------
            Total operating expenses ................     200,917      190,511      165,642
                                                        ---------    ---------    ---------
            Operating income (loss) .................      15,003      (15,338)     (22,058)
Other income (expense):
    Interest income .................................          74          261          984
    Interest expense ................................      (1,195)      (1,050)        (702)
                                                        ---------    ---------    ---------
            Income (loss) before income tax
              provision (benefit) ...................      13,882      (16,127)     (21,776)
Income tax provision (benefit) ......................       5,591       (5,938)      (8,710)
                                                        ---------    ---------    ---------
            Net income (loss) .......................   $   8,291    $ (10,189)   $ (13,066)
                                                        =========    =========    =========

Net income (loss) per common share:
  Basic .............................................   $    0.38    $   (0.47)   $   (0.61)
                                                        =========    =========    =========
  Diluted ...........................................   $    0.37    $   (0.47)   $   (0.61)
                                                        =========    =========    =========

Weighted average number of common shares outstanding:
  Basic .............................................      21,587       21,548       21,393
                                                        =========    =========    =========
  Diluted ...........................................      22,445       21,548       21,393
                                                        =========    =========    =========







   The accompanying notes are an integral part of these financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                 COMMON STOCK        ADDITIONAL      RETAINED
                                             ----------------------   PAID-IN         EARNINGS        UNEARNED
                                              SHARES       AMOUNT     CAPITAL        (DEFICIT)      COMPENSATION    TOTAL
                                             ---------    ---------  ----------     -----------    --------------  ---------

Balance at December 31, 1996 ............       20,000    $     200    $  47,808     $   5,394     $    (452)    $  52,950
    Net loss ............................         --           --           --         (13,066)         --         (13,066)
    Payment of dividend .................         --           --           --            (174)         --            (174)
    Issuance of common stock ............        1,500           15       49,149          --            --          49,164
    Exercise of employee stock options ..           42         --            222          --            --             222
    Amortization of unearned compensation         --           --           --            --             344           344
                                             ---------    ---------    ---------     ---------     ---------     ---------
Balance at December 31, 1997 ............       21,542          215       97,179        (7,846)         (108)       89,440
    Net loss ............................         --           --           --         (10,189)         --         (10,189)
    Exercise of employee stock options ..            7         --           --            --            --            --
    Amortization of unearned compensation         --           --           --            --             108           108
                                             ---------    ---------    ---------     ---------     ---------     ---------
Balance at December 31, 1998 ............       21,549          215       97,179       (18,035)         --          79,359
    Net income ..........................         --           --           --           8,291          --           8,291
    Stock option grants .................         --           --            486          --            (486)         --
    Exercise of employee stock options ..          246            3        1,862          --            --           1,865
    Tax effect on exercise of employee
         stock options ..................         --           --            691          --            --             691
    Amortization of unearned compensation         --           --           --            --              77            77
                                             ---------    ---------    ---------     ---------     ---------     ---------
Balance at December 31, 1999 ............       21,795    $     218    $ 100,218     $  (9,744)    $    (409)    $  90,283
                                             =========    =========    =========     =========     =========     =========






   The accompanying notes are an integral part of these financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------------------
                                                                                      1999           1998         1997
                                                                                 -------------    ----------  -----------
OPERATING ACTIVITIES:
    Net income (loss) ..........................................................    $  8,291     $(10,189)     (13,066)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
        Depreciation and amortization ..........................................      15,440       12,822       11,506
        Provision for bad debts and sales allowances ...........................       2,393       14,534        5,895
        Amortization of unearned compensation ..................................          77          108          344
        Restructuring and asset impairment charges .............................        --          6,458        6,832
        Other asset write-offs .................................................        --          5,392         --
        Deferred income taxes ..................................................       5,577       (6,037)      (4,905)
    Changes in operating assets and liabilities, excluding effects of acquisition:
        Accounts receivable ....................................................      (5,795)     (30,165)      (7,205)
        Income taxes receivable ................................................          16        6,755       (6,970)
        Prepaid expenses and other current assets ..............................       1,472         (448)      (4,048)
        Other assets ...........................................................        (143)        (247)         787
        Accounts payable .......................................................       1,901        3,549       (3,761)
        Restructuring accrual ..................................................      (3,453)       4,497        2,863
        Accrued compensation expenses ..........................................       1,524       (1,993)       1,023
        Income taxes payable ...................................................        --           --         (3,297)
        Other accrued expenses .................................................          62          815        3,748
        Customer deposits ......................................................        (731)      (2,846)       1,534
                                                                                    --------     --------     --------
            Net cash provided by (used in) operating
               activities ......................................................      26,631        3,005       (8,720)
                                                                                    --------     --------     --------

INVESTING ACTIVITIES:
    Purchases of property and equipment ........................................     (32,135)     (24,883)     (34,251)
    Investment in unconsolidated affiliate .....................................      (1,640)        --           --
    Cash acquired in acquisition, net of cash paid .............................        --           --            192
                                                                                    --------     --------     --------
            Net cash used in investing activities ..............................     (33,775)     (24,883)     (34,059)
                                                                                    --------     --------     --------

FINANCING ACTIVITIES:
    Net proceeds from revolving credit loan ....................................       8,000       11,000         --
    Payments on long-term obligations ..........................................      (2,310)      (2,546)      (2,615)
    Proceeds from long-term obligations ........................................        --          4,000         --
    Net proceeds from issuance of common stock .................................        --           --         49,386
    Dividend paid ..............................................................        --           --           (174)
    Proceeds from exercise of stock options ....................................       1,865         --           --
                                                                                    --------     --------     --------
            Net cash provided by financing activities ..........................       7,555       12,454       46,597
                                                                                    --------     --------     --------

Net increase (decrease) in cash and cash equivalents ...........................         411       (9,424)       3,818
Cash and cash equivalents at beginning of year .................................       1,656       11,080        7,262
                                                                                    --------     --------     --------
Cash and cash equivalents at end of year .......................................    $  2,067     $  1,656     $ 11,080
                                                                                    ========     ========     ========

Supplemental cash flow information:
    Cash paid for interest, including capital leases, net of
       amounts capitalized .....................................................    $    877     $    893     $    724
                                                                                    ========     ========     ========
    Cash paid for income taxes .................................................    $   --       $    215     $  3,330
                                                                                    ========     ========     ========
Supplemental schedule of non-cash investing and financing activities:
        Installment loans and capital lease obligations ........................    $   --       $   --       $  1,687
                                                                                    ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         Precision Response Corporation and subsidiaries (the "Company") is a full-service provider of outsourced customer care, utilizing a fully-integrated mix of traditional call center and e-commerce customer care solutions and services, to large corporations and high-growth Internet-focused companies. Through the integration of its teleservicing, e-commerce customer care services, information technology, which includes database marketing and management, and fulfillment capabilities, the Company is able to offer a total customer relationship solution to meet its clients' needs.

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

PROPERTY AND EQUIPMENT

         Property and equipment, including expenditures for major improvements, is stated at cost less accumulated depreciation and amortization. Repairs and maintenance are expensed as incurred. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the respective assets or, in relation to leasehold improvements and property under capital leases, over the lesser of the asset's estimated useful life or the lease term (see Note 5 - Property and Equipment).

         Upon the sale, retirement or other disposition of assets, the related cost and accumulated depreciation or amortization is eliminated from the accounts. Any resulting gains or losses from disposals are included in the Consolidated Statements of Operations.

LONG-LIVED ASSETS

         The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (see Note 3 - Restructuring and Other Non-Recurring Special Charges).

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CAPITALIZED INTEREST

         The Company capitalizes certain interest costs recognized on borrowings as part of the historical cost of acquiring or producing certain assets in accordance with Statement of Financial Accounting Standards No. 34, CAPITALIZATION OF INTEREST COST. The amount capitalized is an allocation of the interest cost incurred during the period required to complete the asset. During 1999 and 1998, certain borrowings under the Company's revolving credit facility (see Note 6- Credit Facilities and Long-Term Debt) were used to partially fund the Company's PRISM Project (see Note 5- Property and Equipment) and other internally developed or modified software, and the resulting interest costs incurred have been capitalized. Total interest cost incurred during 1999 was $1.8 million, of which $1.2 million was expensed and is included in the accompanying 1999 Consolidated Statements of Operations, and the remaining $0.6 million was capitalized and is included in Property and equipment, net in the accompanying Consolidated Balance Sheets. Total interest cost incurred during 1998 was $1.3 million, of which $1.1 million was expensed and is included in the accompanying 1998 Consolidated Statements of Operations, and the remaining $0.2 million was capitalized and is included in Property and equipment, net in the accompanying Consolidated Balance Sheets. As each module of the PRISM Project became operational or as other internally developed or modified software is available for use, all associated capitalized costs, including capitalized interest, is, or will begin to be, amortized on a straight-line basis over the module's or software's estimated useful life.

REVENUE RECOGNITION

         The Company recognizes revenues as services are performed. Teleservicing charges are primarily based on a fixed hourly fee for dedicated service. Internet customer care and electronic message servicing are based on hourly rates and on a transaction basis, respectively, or a combination of charges thereof. Beginning in the third quarter of 1997, the Company also generated teleservicing revenues under incentive-based compensation agreements whereby the amount of revenue earned correlates to the achievement of established targets. The Company exited the incentive-based teleservicing program during 1998. Charges for database marketing and management services are based on an hourly rate or on the volume of information stored. Charges for fulfillment services are typically assessed on a transaction basis, with an additional charge for warehousing products for customers.

         Revenues earned from the transfers of software by the Company are generally recognized when the software has been shipped, payment is due within one year, collectibility is probable and there are no significant obligations remaining. No such revenues were recognized in 1999 or 1998.

SOFTWARE DEVELOPMENT COSTS

         The Company capitalized costs related to the development of certain software products integral to the Company's teleservicing programs and recent business process reengineering, which were either for internal use or with an objective of being marketed externally. Capitalized software development costs were reported at the lower of unamortized cost or net realizable value based upon future use on a product-by-product basis. In accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, ("SFAS No. 86") capitalization of these software development costs began when technological feasibility had been established and ended when the product was available for general use in the Company's teleservicing programs. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future demands of teleservicing programs, estimated economic life and changes in software and hardware technologies.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Commencing upon initial product release, capitalized software costs were amortized on an individual product basis using the straight-line method over the estimated economic life of the product or three years. The amount of externally marketed software development costs capitalized in 1997 was $1,660,000. No software development costs were incurred during 1999 or 1998 in accordance with the provisions of SFAS No. 86. Amortization expense related to externally marketed software development costs was $744,000 and $1,368,000 in 1998 and 1997, respectively. No amortization expense related to externally marketed software development costs was recorded in 1999. In conjunction with the Company's restructuring plan during the third quarter of 1998, the remaining unamortized balance of software development costs in the amount of $1,243,000 was written off (see Note 3 - Restructuring and Other Non-Recurring Special Charges).

         In accordance with Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"), the Company capitalizes acquired and internally developed or modified software solely to meet the Company's internal needs integral to the Company's teleservicing or Internet-based programs. The Company capitalizes certain internal and external costs directly associated with developing or modifying the internal use software, which begins with the application development stage and ends when the project is substantially complete and ready for its intended use. The amount of costs capitalized in 1999 and 1998 relating to internal use software in process was $3.1 million and $4.9 million, respectively, consisting principally of software purchased from external vendors, and is included in Property and equipment, net in the accompanying Consolidated Balance Sheets. In addition, $10.1 million of software developed or modified for internal purposes was available for use as of December 31, 1999 and is included in Property and equipment, net in the accompanying Consolidated Balance Sheets (see Note 5-Property and Equipment). As of December 31, 1998, no internal use software development projects were ready for their intended uses with the exception of the PRISM Project which is discussed in the following paragraph. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future teleservicing program or Internet-based program demand, estimated economic life and changes in software and hardware technologies.

         In addition, in accordance with Emerging Issues Task Force 97-13, ACCOUNTING FOR COSTS INCURRED IN CONNECTION WITH A CONSULTING CONTRACT OR AN INTERNAL PROJECT THAT COMBINES BUSINESS PROCESS REENGINEERING AND INFORMATION TECHNOLOGY TRANSFORMATION, and the provisions of SOP 98-1, the Company capitalized certain costs incurred in the enhancement of internal financial and operating systems associated with its initiative to implement an Enterprise Resource Planning solution, which the Company designated the PRISM Project. Capitalized costs incurred on the PRISM Project, consisting principally of software purchased from Oracle Corporation, outside consultant fees and, to a lesser extent, payroll and payroll-related costs for employees directly associated with the PRISM Project, were $12.8 million and $8.6 million as of December 31, 1999 and 1998, respectively, and are included in Property and equipment, net in the accompanying Consolidated Balance Sheets (see Note 5-Property and Equipment). The PRISM Project has been implemented in phases with certain systems or modules becoming functional at different points in the project timeframe. As each module of the PRISM Project was implemented, all associated capitalized costs began to be amortized on a straight-line basis over the module's estimated useful life. As of December 31, 1999, all modules of the PRISM Project had been placed in service. Amortization expense relating to the modules placed in service was approximately $1.3 million and $100,000 in 1999 and 1998, respectively.

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS No. 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, compensation expense for qualified and non-qualified stock options granted under the Company's stock option plans is generally measured as the difference between the quoted market price of the Company's

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


stock at the date of grant and the amount an employee must pay to acquire the stock. For options granted to other than employees in exchange for goods or services, compensation cost is measured at fair value in accordance with SFAS 123 (see Note 12- Stock-Based Compensation Plans).

ADVERTISING EXPENSES

         Advertising expenses are charged to operations as incurred. During 1999, 1998 and 1997, advertising expenses were $477,000, $418,000 and $341,000, respectively.

INCOME TAXES

         The Company provides for deferred income taxes under the asset and liability method for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities using the enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

EARNINGS PER COMMON SHARE

         During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS No. 128"), which supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE. Basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year (all related to outstanding stock options discussed in Note 12- Stock-Based Compensation Plans).

2.   PUBLIC OFFERINGS

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

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         As a result of this review, the Company initiated a restructuring and performance enhancing initiatives plan, which centered on exiting the incentive-based outbound teleservicing program, consolidating and making adjustments to certain call centers' workstation capacity and replacing certain existing software programs utilized in its call center operations with new customer interaction software reflective of advances in customer care technology. In connection with the Company's decision to exit the incentive-based outbound teleservicing program and to make call center capacity adjustments, certain reductions in overhead and administrative headcount were also made resulting in the termination of nine employees.

         In adopting this plan, the Company recorded restructuring and other non-recurring special charges of $22.1 million before taxes with an after-tax impact of $13.8 million. This pre-tax amount is allocated as follows in the Consolidated Statements of Operations for the year ended December 31, 1998:
$13.6 million to Restructuring and asset impairment charges (as further described in the next paragraph); $2.3 million to Cost of services (of which $700,000 represents cash items and $1.6 million represents non-cash items) related principally to the write-off of teleservicing software that the Company decided to replace with new customer interaction software reflective of advances in customer care technology; and $6.2 million to Selling, general and administrative expenses (of which $2.1 million represents cash items and $4.1 million represents non-cash items) principally for asset impairments of $4.1 million related to the plan to exit an incentive-based outbound teleservicing program, $1.5 million related to increases in the provisions for certain accrued liabilities, and $600,000 related to severance and other employee costs incurred during the development of the performance enhancing initiatives plan. Of the total $8.5 million in Cost of services and Selling, general and administrative expenses described above, approximately $704,000 and $1.0 million was accrued at December 31, 1999 and 1998, respectively, and is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

         Amounts included in Restructuring and asset impairment charges in the Consolidated Statements of Operations for the year ended December 31, 1998 include cash items such as severance and other employee-related costs of $1.0 million and lease and other facility exit costs associated with the reduction of workstation capacity of $6.1 million. Of the total $7.1 million, approximately $3.2 million and $6.2 million is accrued as of December 31, 1999 and 1998, respectively, as part of the restructuring accrual. Non-cash restructuring and asset impairment charges of $6.5 million are primarily related to the write-off of leasehold improvements and telephone and computer equipment associated with the reduction in workstation capacity.

         As of December 31, 1999, the Company had substantially completed its restructuring and performance enhancing initiatives. During the fourth quarter of 1998, the Company's exit of the incentive-based outbound teleservicing program was completed and during the first quarter of 1999, the Company completed its termination of certain designated employees. As of the end of the fourth quarter of 1999, the Company had relocated all of the ongoing teleservicing programs from one center and maintained reduced workstation capacity in another center. Additionally, the Company implemented new customer interaction software reflective of advances in customer care technology.

         During the third quarter of 1997, the Company initiated an extensive and systematic review of its operations and cost structure in response to inefficiencies primarily resulting from the addition of capacity and infrastructure to accommodate a contract for its largest client that had been delayed indefinitely and an across-the-board price reduction imposed by this client. The review of the Company's operations focused primarily on operational and organization structures and systems, client profitability and facilities rationalization.

         As a result of this review, the Company announced a major restructuring and cost reduction plan designed to reduce its cost structure and adjust its infrastructure to significantly improve operating efficiencies and performance as the Company sought to shift its customer base to a more diversified portfolio. The Company initiated a plan to consolidate three administrative locations into unused space in an existing facility, to reduce overhead and administrative headcount by 10%, to consolidate and reorganize various

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


functional departments and to integrate and enhance its financial and operating systems. The headcount reductions resulted in the termination of approximately 150 employees primarily in the areas of teleservicing, information services and administration. Payment of substantially all termination benefits took place during the fourth quarter of 1997 during which time actual employee terminations occurred.

         In adopting this plan, the Company recorded a non-recurring special charge of $26.2 million before taxes with an after-tax impact of $15.7 million. This amount is allocated as follows in the Consolidated Statements of Operations for the year ended December 31, 1997: $11.6 million to Restructuring and asset impairment charges (as further described in the next paragraph); $7.8 million to Cost of services (of which $6.6 million represented cash items and $1.2 million represented non-cash items) related principally to significant, non-capitalizable start-up and other costs incurred in expanding and improving the Company's ability to provide certain types of teleservicing and fulfillment services which it had previously been providing only on a limited basis (these costs primarily related to development of systems applications and training modules as well as actual employee training); and $6.8 million to Selling, general and administrative expenses (of which $6.7 million represented cash items and $100,000 represented non-cash items) principally for non-recurring operating expenses including $4.8 million of costs associated with the development of the Company's restructuring and cost reduction initiatives, increases in the provisions for certain accrued liabilities totaling $1.9 million and various balance sheet write-offs totaling $100,000. As of December 31, 1999, all accruals relating to Cost of services and Selling, general and administrative expenses described above were fully utilized.

         Amounts included in Restructuring and asset impairment charges in the Consolidated Statements of Operations for the year ended December 31, 1997 include cash items such as severance and other employee costs of $2.1 million and lease obligations and other exit costs associated with the consolidation of three administrative locations into an existing facility and the closing of one small, unused call center of $2.6 million. Non-cash restructuring and asset impairment charges of $6.9 million are primarily related to the write-off of leasehold improvements associated with the administrative facility consolidation and closing along with the cost to fully amortize redundant systems that are not deemed recoverable in light of the aforementioned changes with the Company's largest client. At December 31, 1999, $57,000 is included in Restructuring accrual in the Consolidated Balance Sheets, relating to facility consolidation costs associated with the 1997 restructuring plan.

         The Company initiated the restructuring and cost savings initiatives during the third quarter of 1997 and during the fourth quarter of 1997 and during 1998, the Company terminated designated employees and reorganized its operational and administrative management structure in connection with the restructuring and cost savings plan. The Company also completed the relocation and consolidation of administrative office space into unused space at an existing facility. Additionally, the Company continued its attempts to divest unused facilities. This included termination in February 1998, of a lease for an unused facility whose landlord is a corporation that is wholly owned by the Company's Chairman of the Board. In consideration of a termination payment of approximately $82,000, the landlord relieved the Company of its future lease commitments totaling approximately $161,000. The Company believes that the amount of the termination payment was no less favorable to it than could have been negotiated from an unaffiliated party. The Company's implementation throughout 1998 was substantially completed prior to the Company's initiation of additional restructuring and performance enhancing initiatives described above.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table sets forth the details and the cumulative activity in the restructuring accrual during the year ended December 31, 1999 (in thousands):

                                                               ACCRUAL                                   ACCRUAL
                                                              BALANCE AT                               BALANCE AT
                                                            DECEMBER 31,                              DECEMBER 31,
                                                                 1998             EXPENDITURES            1999
                                                           -----------------    -----------------    ----------------

Severance and other employee costs...................          $    697             $     (697)          $    --
Closure and consolidation of facilities and related
    exit costs.......................................             6,003                 (2,756)             3,247
                                                           -----------------    -----------------    ----------------
            Total restructuring accrual..............             6,700             $   (3,453)             3,247
                                                                                =================
            Less current portion.....................            (3,244)                                   (1,280)
                                                           -----------------                         ----------------
            Total restructuring accrual, long-term...          $  3,456                                   $ 1,967
                                                           =================                         ================


4.       INVESTMENT IN UNCONSOLIDATED AFFILIATE

         On June 15, 1999, the Company acquired 6,000,000 shares of common stock of Global Reservation Systems, Inc. ("GRS"), currently representing an approximate 16% ownership interest in GRS's successor (see below), for an aggregate cost of $1.6 million. GRS (and its successor), a California corporation, specializes in developing Internet-based travel products and service systems. This equity investment in GRS has been accounted for using the cost method and is included in Other assets in the accompanying Consolidated Balance Sheet as of December 31, 1999.

         In conjunction with this transaction, the Company also was issued a warrant to purchase an aggregate of 3,000,000 shares of GRS common stock at an exercise price equivalent to the lesser of (i) the lowest per share price of any sales or issuances of GRS common stock (other than the sales or issuances related to outstanding GRS options to purchase 6,065,391 shares or an additional 2,900,000 shares reserved by GRS for future issuances of options) that take place up to the time of exercise or (ii) $0.85 per share, which exercise price currently is $0.60 per share. The exercise price and/or number of shares issuable upon exercising the warrant will be proportionately adjusted if effected after any future stock dividends, stock splits, combinations of stocks or issuance of stock in a reclassification as defined in the agreement. The right to exercise the warrant, in whole or in part, expires on June 15, 2002. In addition, the Company's decision to exercise this warrant currently would require the consent of the lender on its revolving credit facility and existing mortgage loan (see Note 6 - Credit Facilities and Long-Term Debt).

         In January 2000, GRS reorganized itself by transferring all of its assets and substantially all of its liabilities to a newly-formed California corporation which retained the Global Reservation Systems name. All existing shareholders, including the Company, retained the same relative interests in this new corporation as they had in the predecessor corporation.

5.   PROPERTY AND EQUIPMENT

         Property and equipment is comprised of both owned property and property under capital leases, the details of which are set forth below (in thousands):

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              DECEMBER 31, 1999                     DECEMBER 31, 1998
                                      ----------------------------------    -----------------------------------
                                                                                                                   ESTIMATED
                                                                                                                   USEFUL
                                       OWNED       LEASED       TOTAL        OWNED       LEASED        TOTAL         LIVES
                                      ---------    --------    ---------    ---------    --------     ---------    ----------

Land ...........................      $   1,057    $    --      $   1,057    $   1,057    $    --      $   1,057    N/A
Buildings and improvements .....          5,140         --          5,140        4,878         --          4,878    25 years
Telecommunications equipment and
    software ...................         25,681        4,406       30,087       20,946        4,432       25,378    3-7 years
Computer equipment and software          63,538        5,429       68,967       33,768        5,523       39,291    3-5 years
Leasehold improvements .........         14,064         --         14,064       11,167         --         11,167    *
Furniture and fixtures .........          8,683          242        8,925        8,044          242        8,286    5-7 years
Vehicles .......................            111         --            111          111         --            111    3 years
                                      ---------    ---------    ---------    ---------    ---------    ---------
                                        118,274       10,077      128,351       79,971       10,197       90,168
Development in process .........          5,360         --          5,360       11,408         --         11,408    N/A
                                      ---------    ---------    ---------    ---------    ---------    ---------
                                        123,634       10,077      133,711       91,379       10,197      101,576
Less: accumulated depreciation
  and amortization .............        (39,640)      (5,962)     (45,602)     (25,943)      (4,219)     (30,162)
                                      ---------    ---------    ---------    ---------    ---------    ---------
                                      $  83,994    $   4,115    $  88,109    $  65,436    $   5,978    $  71,414
                                      =========    =========    =========    =========    =========    =========

* The lesser of the asset's estimated useful life or the lease term (see also
  Note 7- Lease Commitments).

         Depreciation and amortization expense amounted to $15,440,000, $12,078,000 and $10,138,000 for 1999, 1998 and 1997, respectively.

         As discussed in Note 1 - Operations and Significant Accounting Policies, the Company capitalizes certain costs in connection with its PRISM Project and software developed or modified for internal purposes, which will be amortized when the project modules are implemented or software is available for use. As of December 31, 1999, all modules of the PRISM Project had been placed in service and are included within Computer equipment and software in the above table in the amount of $12.8 million. Also included within Computer equipment and software in the above table is $10.1 million of software developed or modified for internal purposes, including IMA Advantage/Edge, that was available for use as of December 31, 1999. Additionally, as of December 31, 1999, $3.1 million of internal use software in process, including the Company's Advanced Communications Network project, is included within Development in process in the above table.

         During 1998, the Company acquired a property (land and existing building) in Sunrise, Florida. See also Note 6- Credit Facilities and Long-Term Debt below. The building and related building improvements of $5.1 million as of December 31, 1999 were not depreciated in 1999 or 1998 due to the fact that the building was not occupied or utilized during this time. The property, beginning in January 2000, is occupied and being utilized as a new customer interaction center.

6.       CREDIT FACILITIES AND LONG-TERM DEBT

         On March 2, 1998, the Company entered into a three-year, $25.0 million revolving credit facility, replacing its then existing $15.0 million revolving credit facility. Effective June 30, 1999, the $25.0 million revolving credit facility was amended to increase the amount available under the credit facility to $35.0 million through January 31, 2000. The $25.0 million revolving credit facility was further amended effective December 31, 1999 (the "Credit Facility") to extend the $35.0 million amount available through February 29, 2000. In addition, the amount available under the Credit Facility will be increased to $50.0 million for the period of time between March 1, 2000 and June 30, 2000, subject to certain limitations, as described below, and satisfactory completion of the lender's audit of the Company's books and records and operations. Effective as of July 1, 2000, the amount available under the Credit Facility reverts back to $25.0 million. The December 31, 1999 amendment also extended the maturity date of the Credit Facility to June 30, 2001. In accordance with the

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



terms of the amendment effective December 31, 1999, the Company paid the lender on its Credit Facility a modification fee in the amount of $200,000 in January 2000, which will be amortized over the remaining life of the Credit Facility. The terms of the amendment also require the Company to pay the lender on its Credit Facility an additional fee in the amount of $250,000 on July 1, 2000, in the event that USA Networks, Inc. has not completed its acquisition of the Company by June 30, 2000. See Note 17 - Subsequent Event for a further discussion of USA Network Inc.'s acquisition of the Company.

         The Credit Facility is collateralized by all of the Company's owned and hereafter acquired assets. The Company may borrow up to 80% of eligible accounts receivable. The Credit Facility accrues interest at the Company's option at (i) the greater of the prime rate or the Federal funds rate plus 0.50% or (ii) the LIBOR rate plus a specified percentage (1.25% to 1.75%) based upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Prior to December 31, 1999, the Company paid a fee of between 0.1875% and 0.25% per annum on unused commitments under the Credit Facility based upon the ratio of funded debt to EBITDA, of which the rate was 0.1875% per annum at December 31, 1999. Effective December 31, 1999, the future fee on unused commitments was increased to between 0.25% and 0.375% per annum. The Company is required, under the terms of the Credit Facility, to maintain certain financial covenants and ratios, including minimum tangible net worth and funded debt to EBITDA and funded debt to capitalization ratios, to limit capital expenditures and additional indebtedness and is restricted, among other things, with respect to the declaration and payment of dividends, redemptions, investments and acquisitions. At December 31, 1999, the outstanding balance of the Credit Facility was $19.0 million ($5.0 million at 8.50% per annum, $5.2 million at 7.48% per annum, $4.0 million at 7.73% per annum, $2.5 million at 7.46% per annum and $2.3 million at 7.32% per annum) and is included in Long-term obligations, less current maturities in the accompanying Consolidated Balance Sheets. At December 31, 1999, the available balance under the terms of the Credit Facility was $15.2 million. As of December 31, 1999, the Company was in compliance with all financial debt covenants.

         The Company also has secured a mortgage, as amended effective December 31, 1999, with the lender on its Credit Facility in connection with the acquisition of a property (land and existing building) located in Sunrise, Florida, which in January 2000 was opened as a customer interaction center by the Company. The mortgage loan is for $5.1 million, of which $4.0 million was advanced at closing in 1998. The remaining $1.1 million available under the loan is subject to the Company's completion of interior improvements to the property by March 2, 2000. The amended mortgage note accrues interest payable quarterly at the LIBOR rate plus 1.50% per annum, of which the interest rate was 7.33% per annum at December 31, 1999. Principal payments are due quarterly, commencing on January 31, 2000, based upon a 20-year amortization schedule, with a balloon payment due at maturity on June 1, 2005. The amended mortgage loan is cross-defaulted with and has terms substantially similar to the Credit Facility.

         Effective May 1997, the Company entered into a ten-year agreement to lease its operating facility located in Jacksonville, Florida. The terms of the lease included a construction allowance payment of approximately $1.0 million made by the lessor to the Company on commencement of the lease and in return the Company was obligated to make improvements to the facility. The lease agreement also specifies that if the Company terminates the lease agreement prior to its full term, it is required to refund the lessor the $1.0 million on a pro-rata basis. In connection with the restructuring plan adopted in the third quarter of 1998 (see Note 3 - Restructuring and Other Non-Recurring Special Charges), the Company reconfigured the workstation capacity and utilized space of the Jacksonville facility during 1999 and, therefore, will terminate the Jacksonville lease agreement at the lease option date in May 2002, which will represent only five years of the specified ten year lease term. As such, the Company will be obligated to refund the lessor 50% of the $1.0 million construction allowance, or $500,000, upon termination of the lease. The $500,000 was accrued at December 31, 1999 and is included in Long-term obligations, less current maturities in the accompanying Consolidated Balance Sheets.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Long-term obligations as of December 31, 1999 and 1998 consisted of the following (in thousands):

                                                                       1999                1998
                                                                   --------------     ---------------

Credit Facility...............................................     $    19,000        $    11,000
Mortgage loan.................................................           4,000              4,000
Capital lease obligations.....................................           1,616              3,926
Other long-term obligations...................................             500                500
                                                                   ---------------    ---------------
                                                                        25,116             19,426
Less: current maturities......................................           1,691              2,510
                                                                   ---------------    ---------------

Long-term obligations, less current maturities................     $    23,425        $    16,916
                                                                   ===============    ===============

         Based on the borrowing rates available to the Company for debt with similar terms and average maturities, the fair value of the Company's debt approximates carrying value.

7.   LEASE COMMITMENTS

         The Company's operations are conducted in leased facilities which have initial terms generally ranging from two to ten years. The leases for these facilities would generally expire between 2004 and 2022 assuming the Company's exercise of all renewal options. However, as a result of the 1998 restructuring plan and continual assessment of the capacity requirements in Jacksonville and Margate-Coconut Creek, the Company will terminate the lease agreements relating to these locations no later than the lease option dates in May 2002. However, as of December 31, 1999, the Company had relocated all of the ongoing teleservicing programs from the Margate-Coconut Creek facility and maintained reduced workstation capacity in the Jacksonville center.

         The Company also has certain equipment leases which have terms of up to five years, of which the latest expiration date occurs in 2001. Rent expense under operating leases was $6,224,000, $6,542,000 and $5,867,000 for 1999, 1998
and 1997, respectively.

         On July 20, 1999, the Company executed a ten-year lease agreement with Crossroads Business Park Associates (the "Landlord"), which includes options to extend the initial term of the lease for an additional 15 years. The premises, located in Plantation, Florida, will be the site of the Company's new principal corporate offices. Certain terms of the new lease were amended on October 29, 1999, to provide for additional administrative space. The monthly base rent, as amended, payable commencing on the earlier of (i) the fifteenth business day immediately following the date that a certificate of occupancy or its equivalent is issued permitting the Company to occupy the premises or (ii) March 15, 2000 for the initial space and April 15, 2000 for the additional space, will initially be $54,775 per month, subject to 3% annual increases. The Company will also pay its proportionate share of customary operating expenses of the office building in which the Company's premises are located. Pursuant to the lease agreement, as amended, the Landlord will pay the Company an improvement allowance in the amount of $1.8 million. The Company has delivered a letter of credit in the amount of $750,000 to the Landlord as security for the performance of the Company's obligations under the lease agreement. The amount of such letter of credit will decrease annually by $150,000.

         In November 1999, the Company entered into a put/call agreement with Presidential Suites, Ltd., a Florida limited partnership directly and indirectly owned by the Company's chairman of the board ("Presidential"). Pursuant to such agreement, the Company was granted the right to cause Presidential to assign (and, in connection with such assignment, the Company would assume

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Presidential's obligations accruing after such assignment with respect to), and Presidential was granted the right to cause the Company to assume Presidential's obligations accruing after such assumption with respect to (and, in connection with such assumption, Presidential would assign), Presidential's interest in a certain lease agreement for leased space consisting of approximately 3,388 rentable square feet ("Presidential Premises") and adjacent to the Company's new leased premises located in Plantation, Florida, as discussed above. In the event of the exercise of the Company or Presidential of this put/call right, the Company would also purchase, and Presidential would convey, Presidential's furniture, fixtures and equipment kept on the Presidential Premises ("FF&E"). In connection with the assignment and assumption of the aforesaid lease for the Presidential Premises and the conveyance of the FF&E, the Company would, among other things, (i) pay to Presidential the unamortized portion (which is amortizable over the initial term of the lease for the Presidential Premises) of the sum of (a) the cost of the tenant improvements constructed on the Presidential Premises in excess of the landlord's contribution in cash (and not in the form of a rent credit), and (b) the cost of the FF&E, and (ii) provide a substitute letter of credit to replace the then outstanding amount of Presidential's letter of credit delivered to the landlord (the initial amount of Presidential's letter of credit was $67,760). The base rental payable by Presidential under the lease for the Presidential Premises is $49,126 per annum (increasing by 3% per annum during the term) and the initial term of such lease is ten years.

         Future minimum lease payments under capital and operating leases, including all renewal periods, and the annual rentals due on the related party leases discussed in Note 9 - Related Party Transactions, at December 31, 1999 are as follows (in thousands):

                                                                                            CAPITAL        OPERATING
YEAR ENDING DECEMBER 31,                                                                    LEASES           LEASES
------------------------                                                                  -----------     -------------

           2000.........................................................................  $   1,575       $ 5,602
           2001.........................................................................        127         4,753
           2002.........................................................................       --           3,919
           2003.........................................................................       --           3,264
           2004.........................................................................       --           3,226
           Thereafter...................................................................       --          48,624
                                                                                          -----------     --------
           Total minimum lease payments.................................................      1,702      $ 69,388
                                                                                                          ========
 Less: amount representing interest.....................................................         86
                                                                                          -----------
 Present value of net minimum lease payments under capital leases.......................      1,616
 Less: current maturities...............................................................      1,491
                                                                                          -----------
 Long-term obligations..................................................................  $     125
                                                                                          ===========



8.   INFORMATION ABOUT SERVICES AND SIGNIFICANT CLIENTS

         The Company has one reportable operating segment; developing and delivering solutions to its clients' customer service and marketing needs utilizing teleservices, e-mail and the Internet, database marketing and management, information technology, electronic data processing and fulfillment services.

         A significant portion of the Company's business is dependent upon several large clients. For the years ended December 31, 1999, 1998 and 1997, the Company's five largest clients accounted for approximately 69%, 76% and 64% of gross revenues, respectively. As of December 31, 1999, 1998 and 1997, approximately 64%, 68% and 68%, respectively, of the Company's accounts receivable were from the five largest clients. Accounts receivable represents the Company's greatest concentration of credit risk and is subject to the financial condition of its largest clients. The Company does not require collateral or other security to support clients' receivables. The Company conducts periodic reviews of its clients' financial condition and vendor payment practices to minimize collection risks on trade accounts receivable.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         During 1999, 1998 and 1997, certain clients individually accounted for more than 10% of the Company's total gross revenues. The clients and their related percentage and amount of total gross revenues (in thousands) were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------
                                                1999                      1998                      1997
                                        ----------------------    ----------------------    ----------------------
                                          %          Amount         %          Amount         %          Amount
                                        ------     -----------    -------    -----------    -------    -----------
   Company A.........................     42%      $ 90,793         45%      $ 80,559       38%        $ 55,022
   Company B.........................      *              *         12%      $ 20,882       11%        $ 15,139

----------

*Accounted for less than 10% of total gross revenues for the year indicated.

9.   RELATED PARTY TRANSACTIONS

         During 1996, but prior to the completion of the Company's Initial Public Offering, the Company entered into various lease agreements for certain real property with a corporation that is wholly-owned by the Company's Chairman of the Board providing for aggregate annual rentals of approximately $288,000. The primary lease term is five years with a renewal option for an additional five-year period. In accordance with the Company's 1997 restructuring plan, the Company terminated one of the lease agreements and a termination payment of approximately $82,000 was made in February 1998. Rent expense under these leases was $284,000, $287,000 and $275,000 for 1999, 1998 and 1997, respectively. The
Company also subleases another facility and a parking lot and leases an additional parking lot from a partnership jointly owned by certain of its shareholders. The sublease on the facility expires in January 2004, the sublease on the parking lot expires in January 2002 and the additional parking lot lease expires in June 2001, with combined annual rentals aggregating approximately $250,000.

         The Company paid approximately $385,000, $198,000 and $200,000 in 1999, 1998 and 1997, respectively, in fees to charter an aircraft in connection with business travel for the Company's personnel. The aircraft is owned by an entity of which the Company's Chairman of the Board is the sole shareholder.

         During 1999 and 1998 the Company funded a portion of the life insurance premiums payable with respect to up to three split-dollar life insurance policies owned by the Mark Gordon Family Trust. The amounts paid by the Company are reimbursable to the Company without interest upon the death of the Company's Chairman of the Board, the surrender of the policies or the termination of the arrangement. This obligation is secured by the benefits payable under the insurance policies. The aggregate amount outstanding for these premiums as of December 31, 1999 and 1998 was approximately $167,000 and $140,000, respectively, and is included in Other Assets in the accompanying Consolidated Balance Sheets.

           During 1999 the Company also funded a portion of the life insurance premiums payable with respect to three split-dollar life insurance policies owned by three separate trusts for the benefit of the family of the Company's chief executive officer. The amounts paid by the Company are reimbursable to the Company without interest upon, under one policy, the death of the chief executive officer, and under the other two policies, the death of the last to die of the chief executive officer and his spouse, the surrender of the policies or the termination of the arrangement; provided, however, that, in the event that prior to such time the chief executive officer's employment with the Company is terminated in certain circumstances (including, without limitation, as a result of his disability, without cause or constructive termination), the amounts paid by the Company will not be reimbursed. This obligation is secured

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



by the benefits payable under the insurance policies. The aggregate amount outstanding for these premiums as of December 31, 1999 was approximately $34,000 and is included in Other Assets in the accompanying Consolidated Balance Sheet.

         The Company's executive vice president, general counsel and secretary (and who is also a director of the Company) was a partner of a certain law firm until immediately prior to joining the Company in March 1996, and remained "Of Counsel" to such law firm after joining the Company. Prior to February 1, 1998, such law firm had acted as the Company's regular outside legal counsel. As of February 1, 1998, a successor law firm commenced serving as the Company's regular outside counsel. The Company's executive vice president, general counsel and secretary is currently "Of Counsel" to such successor law firm. The total fees and costs paid by the Company to the aforementioned law firm and the successor law firm in 1999 were approximately $44,000 and $558,000, respectively, and in 1998 were approximately $98,000 and $468,000, respectively. The Company believes that the fees paid to these law firms are no less favorable than could be obtained from other comparable law firms in the area.

          In July 1998 the Company engaged a law firm to represent it in connection with governmental relations matters. A director of the Company is a shareholder and director of such law firm. Pursuant to such engagement, such law firm received a retainer of $25,000 in 1998 and received legal fees from the Company in the amount of $30,000 and $12,500 in 1999 and 1998, respectively. The engagement is terminable at any time by either party.

10.  INCOME TAXES

         As described in Note 1 - Operations and Significant Accounting Policies, the Company provides for deferred income taxes under the asset and liability method for financial accounting and reporting for income taxes.

         The components of the income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                1999          1998          1997
              --------      --------     ---------
Current:
Federal .      $    14       $  --         $(3,805)
State ...         --            --            --
               -------       -------       -------
                    14          --          (3,805)
               -------       -------       -------
Deferred:
Federal .        4,760        (5,068)       (3,632)
State ...          817          (870)       (1,273)
               -------       -------       -------
                 5,577        (5,938)       (4,905)
               -------       -------       -------
               $ 5,591       $(5,938)      $(8,710)
               =======       =======       =======

         A reconciliation of the difference between the actual income tax provision and income taxes computed at the U.S. Federal statutory tax rate for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                              1999        1998        1997
                                            --------    --------   ---------

U.S. Federal statutory tax rate applied to
    pre-tax income (loss) ................   $ 4,859   $(5,644)   $(7,622)
State income taxes, net of Federal
  benefit.................................       539      (577)      (790)
Nondeductible expenses and other,
  net ....................................       193       283       (298)
                                             -------   -------    -------
      Income tax provision (benefit) .....   $ 5,591   $(5,938)   $(8,710)
                                             =======   =======    =======

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The significant components of the net deferred tax asset as of December 31, 1999 and 1998 are as follows (in thousands):

                                                        1999     1998
                                                      -------   -------
Deferred tax assets:
    Allowances and reserves .......................   $ 8,059   $ 9,898
    Net operating loss and tax credit carryforwards     9,177    10,043
    Other .........................................       143       174
                                                      -------   -------
                                                       17,379    20,115
Deferred tax liability:
    Property and equipment ........................     9,843     7,693
                                                      -------   -------
          Net deferred tax assets .................   $ 7,536   $12,422
                                                      =======   =======

         The net deferred tax asset in the amount of $7.5 million as of December 31, 1999 is based upon expected utilization of net operating loss ("NOL") carryforwards and reversal of certain temporary differences. Although realization is not assured, the Company believes it is more likely than not that all of the net deferred tax asset will be realized in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company will continue to review the assumptions used on a quarterly basis and make adjustments as appropriate.

         The Company has a Federal NOL carryforward of approximately $18.6 million and a state NOL carryforward of approximately $31.6 million, both of which will begin to expire in 2012.

11.  CAPITAL STOCK

         The Company has authorized 100 million shares, par value $0.01, of common stock. The Company has also authorized 25 million shares, par value $0.01, of preferred stock, the terms of which have not yet been determined. The Company has no present plans to issue any preferred stock.

         Prior to the consummation of the Company's Initial Public Offering, the Company's Board of Directors declared a dividend payable in cash to the then current shareholders of the Company of approximately $5,243,000 (the "Dividend"). The Dividend was equal to the Company's then estimate of its cumulative taxable income prior to the conversion to a C corporation to the extent such taxable income had not previously been distributed. During the second quarter of 1997, the Company's final tax return as an S corporation was completed and filed. As a result, an additional $174,000 was paid to the Company's existing shareholders prior to the Initial Public Offering as a final distribution of the Company's accumulated taxable income prior to conversion to C corporation status.

12.  STOCK-BASED COMPENSATION PLANS

         On May 31, 1996, the Company adopted the 1996 Incentive Stock Plan (the "Employee Stock Plan") and the 1996 Non-employee Director Stock Option Plan (the "Director Stock Plan"; together with the Employee Stock Plan, the "Stock Plans"). Officers, key employees and certain non-employee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units under the Employee Stock Plan. Participation in the Director Stock Plan is limited to members of the Company's Board of Directors who are not salaried officers or employees of the Company. The Company originally reserved 1,931,684 shares of common stock for issuance under the Employee Stock Plan and 96,584 shares of common stock for issuance under the Director Stock Plan, after giving effect to the previously described stock splits by way of share dividends, and subject in each case to further anti-dilution adjustments. At the Company's annual meeting of shareholders on

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



May 15, 1997, June 12, 1998, and June 21, 1999, the total number of shares reserved for issuance under the Employee Stock Plan was increased to 3,000,000, 4,000,000 and 4,750,000, respectively. In addition, at the Company's annual meeting of shareholders on June 21, 1999, the total number of shares reserved under the Director Stock Plan was increased to 300,000.

         Prior to the establishment of a compensation committee (the "Committee") of the Board of Directors, the Employee Stock Plan was administered by the Board of Directors of the Company. The Board of Directors or the Committee are authorized to determine, among other things, the key employees to whom, and the times at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price. The Board of Directors or the Committee also determines the treatment to be afforded to a participant in the Employee Stock Plan in the event of termination of employment for any reason, including death, disability, retirement or change in control. Under the Employee Stock Plan, the maximum term of an incentive stock option is 10 years and the maximum term of a non-qualified stock option is 15 years. Incentive stock options under the Employee Stock Plan are required to be granted at an exercise price equal to that of 100% of the fair market value at the date of grant. Non-qualified options under the Employee Stock Plan are required to be granted at an exercise price not less than 85% of the fair market value at the date of grant, except for options covering up to 50,000 shares which may be granted at an exercise price equal to or in excess of par value (or $0.01 per share) (the "$0.01 Options"). With the exception of the $0.01 Options covering 21,000 shares and options to purchase an aggregate of 500,000 shares which were granted at an exercise price of approximately 94% of the fair market value at the date of grant, non-qualified options granted under the Employee Stock Plan through December 31, 1999 have been granted at an exercise price not less than 100% of the fair market value at the date of grant.

         The Director Stock Plan provides for annual grants of non-qualified stock options to each non-employee director of the Company. At the Company's annual meeting of shareholders on June 21, 1999, the Director Stock Plan was amended and restated in its entirety (the "Restated Director Stock Plan"). The Restated Director Stock Plan increased the number of nonqualified stock options automatically awarded to each non-employee director upon re-election from 2,500 shares to 5,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. However, the Restated Director Stock Plan provided for the award of 15,000 nonqualified stock options to each non-employee director re-elected at the June 21, 1999 meeting in lieu of the 5,000 annual grant. The purpose of the exception was to retroactively adjust the aggregate number of options previously awarded to the existing non-employee directors to be more consistent with the initial and annual awards under the Restated Director Stock Plan. In addition, the Restated Director Stock Plan authorized the Board, in its sole discretion, to grant to a non-employee director at the time of his or her initial election as a director of the Company nonqualified stock options in excess of the 5,000 shares of common stock automatically granted on initial election to the Board of Directors up to and not exceeding 50,000 shares. The options granted to each non-employee director will have a term of ten years and vest, in the case of options granted under the Director Stock Plan, in equal installments over three years and, in the case of options granted under the Restated Director Stock Plan, in full after the first anniversary of the date the option is granted. Stock options to purchase 45,000 shares at an exercise price of $5.53 per share were granted under the Restated Director Stock Plan during 1999. Stock options to purchase 7,500 shares at an exercise price of $6.32 per share during 1998 and 7,500 shares at exercise prices ranging between $21.125 and $33.75 per share during 1997 were granted under the Director Stock Plan.

         On July 16, 1996, an executive officer of the Company was granted a non-qualified stock option to purchase 21,000 shares of common stock at an exercise price of $0.01 per share under the Employee Stock Plan. In accordance with APB 25, the difference between the fair market value of the common stock and the exercise price, which amounted to $304,290, was recorded as unearned compensation (a separate component of shareholders' equity) and was recognized over the related vesting period. Amortization of the unearned compensation recorded in the accompanying Consolidated Financial Statements in accordance with APB 25 resulted in compensation expense of $41,000 and $111,000 for 1998 and 1997, respectively. As of December 31, 1998, the related unearned compensation was fully amortized.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         During 1996, two then non-employee consultants were granted options under the Employee Stock Plan to purchase an aggregate total of 85,000 shares of common stock at various exercise prices equal to 100% of the fair market values at the dates of grant. Pursuant to the application of SFAS 123 in accounting for these non-employee stock options, the Company recorded $387,000 in unearned compensation, which was amortized ratably over the related vesting periods. Amortization of the unearned compensation recorded in the accompanying Consolidated Financial Statements in accordance with SFAS 123 resulted in compensation expense of $67,000 and $233,000 for 1998 and 1997, respectively. As of December 31, 1998, the related unearned compensation was fully amortized.

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

         During the second quarter of 1998, the Company repriced options to purchase 100,000 shares of common stock previously issued to an employee. The exercise price of the options was reduced from $17.625 per share to $8.00 per share, the fair market value of the Company's common stock on the date of repricing. The repriced options were fully vested on the date of repricing. These options were cancelled during 1999 as a result of this employees voluntary termination.

         During 1999, a non-employee consultant was granted options on two occasions under the Employee Stock Plan to purchase an aggregate total of 50,000 shares of common stock at exercise prices equal to 100% of the fair market values at the dates of grant. Pursuant to the application of SFAS 123 in accounting for these non-employee stock options, the Company recorded $329,000 in unearned compensation, which is being amortized ratably over the related vesting periods. Amortization of the unearned compensation recorded in the accompanying Consolidated Financial Statements in accordance with SFAS 123 resulted in compensation expense of $50,000 for 1999.

         Also during 1999, two employees of the Company were each granted non-qualified stock options to purchase 250,000 shares of common stock at an exercise price of $5.1875 per share, which represented 94% of the fair market value at the date of grant, under the Employee Stock Plan. In accordance with APB 25, the difference between the fair market value of the common stock and the exercise price, which amounted to $157,000, was recorded as unearned compensation (a separate component of shareholders' equity) and is being recognized over the related vesting period. Amortization of the unearned compensation recorded in the accompanying Consolidated Financial Statements in accordance with APB 25 resulted in compensation expense of $27,000 for 1999.

         The fair value of each option grant under the Company's Stock Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:



                                                            1999                     1998                    1997
                                                      ------------------      --------------------     ------------------

       Expected volatility..........................         76.7%                   73.0%                    78.3%
       Risk-free interest rate......................     4.6% -6.6%               4.1% -5.9%             5.92% - 6.81%
       Dividend yield...............................          0.0%                    0.0%                     0.0%
       Expected life................................      4-10 years              1-10 years                  7 years

         A summary of the status of the Company's Stock Plans as of December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                                                                                  WEIGHTED-AVERAGE
                                                                       NUMBER OF                   EXERCISE PRICE
                                                                        OPTIONS                      PER OPTION
                                                                    -----------------           ---------------------
   Outstanding at January 1, 1997.....................................    904,750                      $  26.63
      Granted.........................................................  3,667,750   (1)                   12.40
      Exercised.......................................................    (42,000)                         7.02
      Forfeited....................................................... (1,865,117)  (1)                   25.34
                                                                    ---------------

   Outstanding at December 31, 1997                                     2,665,383                          8.26
      Granted.........................................................  1,663,750   (2)                    6.60
      Exercised.......................................................     (7,000)                         0.01
      Forfeited.......................................................   (481,483)  (2)                   10.06
                                                                    ---------------

   Outstanding at December 31, 1998                                     3,840,650                          7.39
      Granted.........................................................  1,108,222                          8.99
      Exercised.......................................................   (245,400)                         7.60
      Forfeited.......................................................   (426,100)                         9.59
                                                                    ---------------

   Outstanding at December 31, 1999...................................  4,277,372                      $   7.60
                                                                    ===============

 ----------

(1) Includes 925,000 shares cancelled and then subsequently re-granted as part of the Repricing and 646,000 shares cancelled and then subsequently re-granted in the fourth quarter of 1997 as part of a repricing of three executive officers' stock options at exercise prices ranging between $6.88 and $7.41 per share.

(2) Includes 100,000 shares cancelled and, then, subsequently re-granted in the second quarter of 1998 as part of a repricing of an employee's stock options at an exercise price of $8.00 per share.

         The number of options exercisable at December 31, 1999, 1998 and 1997 was 2,021,921, 1,243,759 and 225,464, respectively. The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $6.77, $4.30 and $9.53, respectively.

                 PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                 OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                  ---------------------------------------------------    --------------------------------
                                                       WEIGHTED-AVERAGE
                                       NUMBER           REMAINING        WEIGHTED-AVERAGE    NUMBER          WEIGHTED-AVERAGE
                                   OUTSTANDING AT      CONTRACTUAL        EXERCISE       EXERCISABLE AT       EXERCISE
  RANGE OF EXERCISE PRICES        DCEMBER 31, 1999      LIFE (YEARS)         PRICE       DECEMBER 31, 1999       PRICE
------------------------------    -----------------    -------------     ------------    ----------------    ------------

$0.01 (1)                                7,000                3.54        $   0.01             7,000       $      0.01
$4.06 to $6.32                       1,190,500                6.30            5.21           388,849              5.35
$6.875 to $6.94                      1,377,800                4.91            6.91           745,775              6.89
$7.41 to $7.7188                       426,600                4.70            7.43           401,600              7.41
$7.875 (2)                             606,250                5.41            7.88           275,249              7.88
$8.0313 to $16.00                      508,000                5.93            9.34           193,450              8.24
$21.125 to $43.00                      161,222                7.01           25.32             9,998             34.17
                                  -----------------                                      ----------------
$0.01 to $43.00                      4,277,372                5.54            7.60         2,021,921              7.07
                                  =================                                      ================


----------

(1) As noted herein, the Employee Stock Plan provides for options covering up to 50,000 shares which may be granted at an exercise price equal to or in excess of par value (or $0.01 per share).

(2) Represents the exercise price under the Repricing plan.

         Had compensation cost for the Company's Stock Plans been determined based on the fair value at the grant dates for awards under the Stock Plans consistent with the method prescribed by SFAS 123, the Company's net income
(loss) and net income (loss) per share (diluted) in 1999, 1998 and 1997 would have been reduced to the proforma amounts indicated below (in thousands, except per share data):

                                                                1999               1998              1997
                                                            --------------    ---------------    -------------
Net income (loss):
    As reported....................................            $  8,291         $ (10,189)       $   (13,066)
    Proforma.......................................               4,835           (14,733)           (18,474)
Diluted net income (loss) per common share:
    As reported....................................            $   0.37         $   (0.47)       $     (0.61)
Proforma..........................................                 0.22             (0.68)             (0.86)

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

13.  EARNINGS PER SHARE

         The following reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                               FOR THE YEAR ENDED DECEMBER 31,
                             ------------------------------------------------------------------------------------------------
                                           1999                           1998                              1997
                             ------------------------------  --------------------------------  ------------------------------
                                 NET                   PER         NET                  PER       NET                   PER
                               INCOME    SHARES       SHARE       LOSS     SHARES      SHARE     LOSS      SHARES      SHARE
                               ------    ------       -----       ----     ------      -----     ----      ------      -----

BASIC EPS:
  Income (loss) available
   to common shareholders..   $  8,291     21,587   $   0.38    $(10,189)     21,548   $(0.47)  $(13,066)   21,393   $  (0.61)
EFFECT OF DILUTIVE
SECURITIES:
  Stock options(1) ........       --          858      (0.01)       --          --        --         --       --          --
                              --------     ------   --------    --------      ------   ------    --------   ------   --------
DILUTED EPS:
  Income (loss) available
    to common shareholders
    and assumed exercises...  $  8,291     22,445   $   0.37    $(10,189)     21,548   $(0.47)  $(13,066)   21,393   $  (0.61)
                              ========     ======   ========    ========      ======   ======    ========   ======   ========


-------------

(1) The effect of 71,679 and 178,684 shares of potential common stock were anti-dilutive in 1998 and 1997, respectively.

14.  RETIREMENT PLANS

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

         Effective January 1, 1997, the Company amended the Profit Sharing Plan to include certain 401(k) savings plan features (as amended, the "Profit Sharing/401(k) Plan"). Under the provisions of the Profit Sharing/401(k) Plan, employees meeting certain eligibility requirements may contribute a maximum of 15% of pre-tax gross wages, subject to certain restrictions imposed pursuant to the Internal Revenue Code. Company contributions are at the discretion of its Board of Directors. Vesting occurs over a six-year period at the rate of 20% per year, beginning after the second year of service. The Company accrued a contribution of $100,000, $85,000 and $45,000 to the Profit Sharing/401(k) Plan during 1999, 1998 and 1997, respectively.

15. CONTINGENCIES

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

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         On or about November 5, 1999 a lawsuit, captioned JOSEPH P. RIANO v. PRECISION RESPONSE CORPORATION; PRCNETCARE.COM, INC.; MARK J. GORDON; AND DAVID
L. EPSTEIN (Case No. 99-25774 CA 10), was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami Dade-County, Florida. This lawsuit alleges that PRC misappropriated the plaintiff's alleged trade secret. The plaintiff asserts a statutory claim against all defendants under the Florida Uniform Trade Secrets Act, Chapter 688, Florida Statutes. The plaintiff also asserts a claim against Precision Response Corporation ("PRC") that it breached a contract entered into with the plaintiff to keep certain information confidential. In addition, the plaintiff asserts claims for conversion against all of the defendants and for conspiracy to commit conversion against the individual defendants. The plaintiff also asserts a claim for unjust enrichment against PRC and prcnetcare.com, Inc. ("prcnetcare.com"). The plaintiff's complaint seeks an unspecified amount of compensatory damages, including all profits earned by the defendants as a result of their conduct, exemplary damages, attorneys' fees, interests and costs. The plaintiff also seeks an accounting and entry of an injunction preventing PRC and prcnetcare.com from continuing to misappropriate the plaintiff's alleged trade secret.

         On January 28, 2000, the court entered an order denying the defendants' motion to dismiss, with the exception of conspiracy claims against the corporate defendants, which were dismissed by agreement of counsel. An answer and affirmative defenses have been filed on behalf of all defendants. The Company believes that the plaintiff's allegations are totally without merit and intends to defend the lawsuit vigorously.

16. UNAUDITED QUARTERLY FINANCIAL DATA

                                                                                  FISCAL 1999
                                                        -----------------------------------------------------------------
                                                           FIRST           SECOND           THIRD              FOURTH
                                                          QUARTER          QUARTER         QUARTER             QUARTER
                                                        ------------     ------------    ------------        ------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues........................................       $   46,248         $ 50,090         $ 57,006            $ 62,576
Gross profit....................................            7,317            8,655           10,431              11,849
Operating income................................            2,447            2,984            4,283               5,289
Net income......................................            1,238            1,696            2,392               2,965
Basic earnings per common share.................             0.06             0.08             0.11                0.14
Diluted earnings per common share...............             0.06             0.08             0.11                0.13


                                                                                  FISCAL 1998
                                                        -----------------------------------------------------------------
                                                           FIRST           SECOND           THIRD              FOURTH
                                                          QUARTER          QUARTER         QUARTER             QUARTER
                                                        ------------     ------------    ------------        ------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues.......................................           $   40,535       $ 43,379        $ 44,978            $ 46,281
Gross profit...................................                4,025          6,157           4,437               6,916
Operating income (loss)........................                  705          1,727         (19,880)  (1)         2,110
Net income (loss)..............................                  373            829         (12,604)              1,213
Basic earnings (loss) per common share.........                 0.02           0.04           (0.58)               0.06
Diluted earnings (loss) per common share.......                 0.02           0.04           (0.58)               0.06


----------

(1) Includes non-recurring special charges of $22.1 million before taxes in 1998 as part of the Company's restructuring and cost reduction initiatives (see Note 3 - Restructuring and Other Non-Recurring Special Charges).

                PRECISION RESPONSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




17.   SUBSEQUENT EVENT

         On January 12, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, USA Networks, Inc. ("USAi"), a Delaware corporation, and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of USAi ("Newco"), pursuant to which Newco would be merged with and into the Company, with the Company remaining as the surviving corporation in the merger. Upon and subject to consummation of the merger, each share of the Company's common stock would be converted into 1.08 shares of USAi common stock (taking into account the two-for-one stock split of USAi common stock to be effected on February 24, 2000 as to USAi common shareholders as of February 10, 2000). Consummation of the Merger Agreement is subject to certain terms, conditions and termination rights specified in the Merger Agreement. In particular, the Company may elect to terminate the Merger Agreement if the volume-weighted average sales price per share of USAi common stock on the twenty consecutive trading days ending on the second full trading day prior to the Company's special meeting of shareholders (to be convened to take action upon the Merger Agreement) is less than $18.52 (taking into account the above-described USAi two-for-one stock split). If the Company makes such election, USAi may, however, elect, in its sole discretion, to increase the exchange ratio at that time so that the Company's shareholders receive $20.00 worth of USAi common stock for each share of the Company's common stock, in which case the Company's termination election will be deemed to be rescinded. In addition, the merger is subject to approval or expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the approval of shareholders of the Company holding a majority of outstanding shares of common stock, as well as other customary closing conditions. The merger is currently expected to close by June 2000.

                         PRECISION RESPONSE CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


                                                                     ADDITIONS
                                                                     CHARGED TO
                                                  BEGINNING          COSTS AND                                  ENDING
               DESCRIPTION                         BALANCE          EXPENSES (1)         DEDUCTIONS (2)        BALANCE
-------------------------------------------     --------------    -----------------    -------------------    -----------
Year ended December 31, 1999:
    Allowance for doubtful accounts
        and sales allowances............        $    8,225         $    2,393           $     8,207           $   2,411
Year ended December 31, 1998:
    Allowance for doubtful accounts
        and sales allowances............             2,864             14,534                 9,173               8,225
Year ended December 31, 1997:
    Allowance for doubtful accounts
        and sales allowances............             2,650              5,895                 5,681               2,864


------------

(1) Amounts charged to bad debt expense and sales credits were $50 and $2,343 in 1999, respectively, $4,314 and $10,220 in 1998, respectively, and $448 and $5,447 in 1997, respectively.

(2)  Deductions represent customer accounts written-off and sales credit

                         PRECISION RESPONSE CORPORATION
                        INDEX TO EXHIBITS FILED HEREWITH

   EXHIBIT
    NUMBER                                                 DESCRIPTION OF EXHIBIT
---------------       --------------------------------------------------------------------------------------------------

    3.2               Amended and Restated Bylaws of Precision Response Corporation

   10.7               Letter agreement dated January 12, 2000 between the Company and Mark J. Gordon

   10.8               Second Amendment to Employment Agreement dated as of September 1, 1999 between the Company and
                      David L. Epstein and Third Amendment to Employment Agreement dated as of January 12, 2000 between the Company and David L. Epstein

   10.12              Letter dated January 12, 2000 from David L. Epstein to and accepted by Mark J. Gordon terminating
                      Stockholder Agreement dated May 10, 1996 between Messrs. Gordon and Epstein

   10.31              Fourth Amendment to Revolving Credit Agreement effective as of December 31, 1999 between the
                      Company and NationsBank

   10.34              Revolving Promissory Note effective as of December 31, 1999 between the Company and NationsBank

   10.39              Fourth Amendment to Mortgage Loan Agreement effective as of December 31, 1999 between the Company and NationsBank

   10.40              First Amendment to Employment Agreement dated as of January 13, 2000 between the Company and
                      Robert Tenzer

   10.44              First Amendment to Employment Agreement dated as of January 12, 2000 between the Company and
                      Richard D. Mondre

   10.45              First Amendment to Employment Agreement dated as of January 12, 2000 between the Company and
                      Richard N. Ferry, Jr.

   10.46              First Amendment to Employment Agreement dated as of January 13, 2000 between the Company and
                      Michael P. Miller

   10.52              Put/Call Agreement dated November 17, 1999 between the Company and Presidential Suites, Ltd.

   10.53              First Amendment to Employment Agreement dated as of January 12, 2000 between the Company and Paul
                      M. O'Hara

   10.54              Tri-Party Split Dollar Agreement and Collateral Assignment effective as of September 1, 1999 between the David Epstein 1995 Grantor Trust u/a/d December 28, 1995 and the Epstein 1997 Family
                      Trust u/a/d June 19, 1997 and the Company

   10.55              Amended and Restated Split Dollar Agreement and Collateral Assignment effective as of September 1,
                      1999 between the David Epstein 1995 Irrevocable Life Insurance Trust u/a/d August 2, 1995 and the
                      Company

   10.56              Amended and Restated Split Dollar Agreement and Collateral Assignment effective as of September 1,
                      1999 between the Epstein 1995 Family Trust u/a/d August 2, 1995 and the Company


                                      (i)



EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT
---------------       --------------------------------------------------------------------------------------------------

   10.57              Split Dollar Agreement and Collateral Assignment effective April 1998 between the Mark Gordon
                      Family Trust u/a/d March 1, 1990 and the Company

   10.58              Employment Agreement dated as of November 15, 1999 between the Company and Joseph E. Gillis, as amended by First Amendment to Employment Agreement dated as of January 13, 2000 between the
                      Company and Joseph E. Gillis

   10.59              Employment Agreement dated as of November 15, 1999 between the Company and Thomas F. Jennings,
                      Jr., as amended by First Amendment to Employment Agreement dated as of January 13, 2000 between the Company and Thomas F. Jennings, Jr.

   10.60              Employment Agreement executed as of October 1, 1999 between the Company and Frank Modrak

   23.1               Consent of PricewaterhouseCoopers LLP

   27.1               Financial Data Schedule



                                      (ii)